Form 10-Q
period 1998-10-03
AAI FOSTERGRANT INC
filed 1998-12-30
CIK 1067346

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

     EXCHANGE ACT OF 1934.

     For the quarterly period ended October 3, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from _______ to _______

                        Commission File Number 333-61119


                              AAI.FOSTERGRANT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           RHODE ISLAND                                         05-0419304
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                           Identification Number)


                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  (401)231-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [ ] NO: [X ]

     As of December 21, 1998, there were 608,000 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                        PAGE
PART I. - FINANCIAL INFORMATION

      ITEM 1.    CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 Consolidated Condensed Balance Sheets as of December 31, 1997
                 and October 3, 1998                                                      3

                 Consolidated Condensed Statements of Operations for the three
                 and nine months ended September 30, 1997 and October 3, 1998             4

                 Consolidated Condensed Statements of Cash Flows for the nine
                 months ended September 30, 1997 and October 3, 1998                      5

                 Notes to Consolidated Condensed Financial Statements                     7

                 FINANCIAL STATEMENTS FOR FANTASMA, LLC A MOSTLY-OWNED
                 SUBSIDIARY OF AAI.FOSTERGRANT, INC

                 Condensed Balance Sheets as of December 31, 1997 and October 3, 1998     16

                 Condensed Statements of Operations for the three and nine
                 months ended September 30, 1997 and October 3, 1998                      17

                 Condensed Statement of Cash Flows for the nine months
                 ended September 30, 1997 and October 3, 1998                             18

                 Notes to Financial Statements                                            19

      ITEM 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      21

      ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk               32

PART II - OTHER INFORMATION

      ITEM 1.    Legal Proceedings                                                        32

      ITEM 2.    Changes in Securities and Use of Proceeds                                32

      ITEM 3.    Defaults Upon Senior Securities                                          32

      ITEM 4.    Submission of Matters to a Vote of Security Holders                      32

      ITEM 5.    Other Information                                                        32

      ITEM 6.    Exhibits and reports on Form 8-K                                         32

      SIGNATURES                                                                          33


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                                          DECEMBER 31,     OCTOBER 3,
                                                             1997             1998

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                $  2,779        $   2,588
   Accounts receivable less reserves of approximately
    $10,338 and $10,446, in 1997 and 1998, respectively       18,323           33,276
   Inventories                                                32,795           28,337
   Prepaid expenses and other current assets                     734              996
   Deferred tax assets                                         9,707           10,041
                                                            --------        ---------
           Total current assets                               64,338           75,238
                                                            --------        ---------
Property, plant and equipment, net                            10,185           20,236
Intangible assets                                             16,600           21,262
Other assets                                                   2,623            5,730
                                                            --------        ---------
           Total assets                                     $ 93,746        $ 122,466
                                                            ========        =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under senior credit facility                  $ 27,598        $   4,018
   Current maturities of long-term obligations                 3,361              490
   Accounts payable                                           14,117           11,275
   Accrued expenses                                           11,221           12,599
   Accrued income taxes                                        2,105            2,198
                                                            --------        ---------
           Total current liabilities                          58,402           30,580
                                                            --------        ---------

Long-term obligations, less current maturities                 9,653            1,786
Deferred tax liabilities                                         645              645
Subordinated promissory notes payable to shareholders          5,487               --
10 3/4% senior notes                                              --           75,000
Redeemable preferred stock of a  subsidiary                      835              888
Preferred stock, $.01 par value --
 Authorized -- 200,000 shares Designated, issued and
 outstanding -- 43,700 shares of Series A Redeemable
 Convertible Preferred Stock, stated at redemption value      26,083           28,139
SHAREHOLDERS' DEFICIT:
 Common stock, $.01 par value--
 Authorized-- 4,800,000 shares
 Issued and outstanding-- 608,000 shares                           6                6
 Additional paid-in capital                                      270              270
 Accumulated other comprehensive loss                            (78)            (132)
 Accumulated deficit                                          (7,557)         (14,716)
                                                            --------        ---------
           Total shareholders' deficit                        (7,359)         (14,572)
                                                            --------        ---------
Total liabilities and shareholders' deficit                 $ 93,746        $ 122,466
                                                            ========        =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30,   OCTOBER 3,     SEPTEMBER 30,   OCTOBER 3,
                                            1997           1998            1997           1998

NET SALES                                $  34,213      $  36,849       $ 110,098      $ 125,480

COST OF GOODS SOLD                          17,574         20,449          58,772         67,992
                                         ---------      ---------       ---------      ---------

    Gross profit                            16,639         16,400          51,326         57,488

OPERATING EXPENSES:
 Selling                                    10,573         12,792          30,728         36,275
 General and administrative                  4,491          5,823          15,019         18,948
 Restructuring charge                           --             --              --          2,600
                                         ---------      ---------       ---------      ---------
    Income (loss) from operations            1,575         (2,215)          5,579           (335)
                                         ---------      ---------       ---------      ---------

Interest expense                            (1,017)        (2,216)         (3,088)        (4,854)
Other expense, net                             (15)          (243)            (56)          (253)
                                         ---------      ---------       ---------      ---------

Income (loss) before income tax
 (expense) benefit and dividends
 and accretion on preferred stock              543         (4,674)          2,435         (5,442)
                                         ---------      ---------       ---------      ---------

Income tax (expense) benefit                  (320)            --          (1,422)           338
                                         ---------      ---------       ---------      ---------

Net income (loss) before dividends
 and accretion on preferred stock              223         (4,674)          1,013         (5,104)
                                         ---------      ---------       ---------      ---------

Dividends and accretion on
 Preferred stock                               644            699           1,854          2,056
                                         ---------      ---------       ---------      ---------

Net loss applicable to common
 shareholders                            $    (421)     $  (5,373)      $    (841)     $  (7,160)
                                         =========      =========       =========      =========


Basic and diluted net loss per share
 applicable to common shareholders       $   (0.69)     $   (8.84)      $   (1.38)     $  (11.78)
                                         =========      =========       =========      =========

Basic and diluted weighted average
 shares outstanding                        608,000        608,000         608,000        608,000
                                         =========      =========       =========      =========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,    OCTOBER 3,
                                                                   1997            1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  1,013        $ (5,104)
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities-
    Depreciation and amortization                                   5,880           8,840
    Amortization of deferred financing costs                           --              78
    Equity in earnings of investments in affiliates                   126              61
    Minority interest in income of consolidated subsidiary             42              53
    Cumulative foreign currency translation adjustment                (24)            (52)
    Deferred compensation                                             214             143
    Deferred interest on subordinated promissory notes payable        211             140
    Deferred taxes                                                    484            (334)
    Changes in assets and liabilities, net of acquisitions -
      Accounts receivable                                          (7,740)        (11,666)
      Inventories                                                   4,966           9,760
      Prepaid expenses and other current assets                       926              48
      Accounts payable                                             (9,634)         (7,468)
      Accrued expenses                                             (3,124)            (25)
      Accrued taxes                                                 1,050             (87)
                                                                 --------        --------
           Net cash used in operating activities                   (5,610)         (5,613)
                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received                               (1,835)         (9,464)
  Purchases of property, plant and equipment                       (5,769)        (16,783)
  Advances to officers/shareholders                                    19          (3,511)
  Decrease in investment in affiliates                                328              15
  Increase in other assets                                           (617)           (122)
                                                                 --------        --------
           Net cash used in investing activities                   (7,874)        (29,865)
                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under senior credit facility         13,275         (32,258)
  Proceeds from term note payable                                      --          13,222
  Payments on term note payable                                        --         (13,222)
  Payments on subordinated notes                                       --          (2,132)
  Proceeds from 10 3/4% senior notes                                   --          75,000
  Costs related to issuance of 10 3/4% senior notes                    --          (3,120)
  Payments on long term obligations                                    --          (2,203)
                                                                 --------        --------
           Net cash provided by financing activities               13,275          35,287
                                                                 --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (209)           (191)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      1,477           2,779
                                                                 --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  1,268        $  2,588
                                                                 ========        ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,    OCTOBER 3,
                                                                   1997            1998

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
  Conversion of leasehold improvements to building improvements   $    --        $  1,393
                                                                  =======        ========

  Offset of advances to officers/shareholders against
   subordinated promissory notes payable to
   officers/shareholders                                          $    --        $  3,495
                                                                  =======        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                      $ 3,005        $  3,620
                                                                  =======        ========
    Taxes                                                         $    44        $    407
                                                                  =======        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED
  TO ACQUISITIONS:
  During the nine months ended September 30, 1997,
   the Company acquired Superior, and during the nine
   months ended October 3, 1998 the Company acquired
   Foster Grant UK and Fantasma as described in Note 2.
  These acquisitions are summarized as follows-
   Fair value of assets acquired, excluding cash                    5,950          15,672
   Payments in connection with the acquisitions,
   net of cash acquired                                            (1,835)         (9,464)
                                                                  -------        --------
   Liabilities assumed and notes issued                           $ 4,115        $  6,208
                                                                  =======        ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies

     (a) Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the Company) for the year ended December 31, 1997 as reported in the Company's S-4 Registration Statement (SEC File No. 333-61119). In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended October 3, 1998 may not be indicative of the results that may be expected for the year ending January 2, 1999, or for any other future period.

     (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 31, 1997 and October 3, 1998 (in thousands):

                                                   December 31,    October 3,
                                                       1997          1998

     Finished goods...............................    $28,229       $22,139
     Work-in-process and raw materials............      4,566         6,198
                                                      -------       -------
                                                      $32,795       $28,337
                                                      =======       =======

     (c) Customer Acquisition Costs

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company receives the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory to various liquidation channels. The excess costs over the fair market value of the inventory received is charged to selling

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


expense when incurred. The Company expensed customer acquisition costs of approximately $205,000 and $449,000 for the three and nine months ended September 30, 1997 and $1.2 million and $1.7 million for the three and nine months ended October 3, 1998.

     (d) New Accounting Standards

     In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. The Company will adopt this statement in its fiscal year end 1998 financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

Note 2 - Acquisitions

     In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. This member and an employee of Fantasma have options to acquire up to an additional 13% interest if certain earnings targets for Fantasma are met in 1998, 1999 and 2000. The Company's acquisition of Fantasma added watches and clocks to its product lines and Disney and Warner Bros. stores to its customer base.

     The acquisition was accounted for using the purchase method; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $4.6 million, which is being amortized ratably over 10 years.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


     In March 1998, the Company acquired certain assets and liabilities of Eyecare Products UK Ltd. (Foster Grant UK), including the Foster Grant trademark in territories not previously owned, for approximately $5.5 million in cash. Foster Grant UK is a marketer and distributor of sunglasses and reading glasses in Europe. The purchase price may be increased by approximately $700,000 in 1998 and 1999 based on Foster Grant UK performance.

     The acquisition has been accounted for using the purchase method of accounting; accordingly, the results of operation of Foster Grant UK from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded approximately $1.1 million of intangible assets which are being amortized on a straight-line basis over 20 years.

     In July 1997, the Company acquired the assets of Superior Jewelry Company (Superior), a distributor of costume jewelry to retail drug stores and discount mass merchandisers in the United States. The Company paid approximately $1.8 million in cash and assumed certain liabilities in the amount of approximately $4.0 million. The purchase price may be increased by up to an additional $3.0 million based on Superior's annual earnings during 1997 and 1998. Any increase in purchase price will be recorded as goodwill when paid. Based on 1997 activity, the purchase price increased $0.9 million and is subject to an additional $2.0 million upward adjustment based on 1998 annual earnings.

     The acquisition was accounted for using the purchase method of accounting; accordingly, the results of operations of Superior from the date of the acquisition are included in the accompanying consolidated statements of operations. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $3.5 million, adjusted to include the additional purchase price for 1997 activity, which is being amortized on a straight-line basis over 10 years.

     The following unaudited proforma summary information presents the combined results of operations of the Company, Fantasma, Foster Grant UK and Superior as if the acquisitions had occurred at the beginning of 1998. This unaudited proforma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Fantasma, Foster Grant UK and Superior had been a single entity nor is it necessarily indicative of the results of operations that may occur in the future. Anticipated efficiencies from the consolidation of the Company, Fantasma, Foster Grant UK and Superior have been excluded from the amounts in the unaudited pro forma summary presented below.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                   Nine Months Ended    Nine Months Ended
                                                   September 30, 1997    October 3, 1998
                                                   ------------------   -----------------
Net sales........................................       $132,416            $131,702
Net income (loss) applicable to common
  shareholders...................................            137              (7,513)
Basic and diluted net income (loss) per share
  applicable to common shareholders..............           0.23              (12.36)


Note 3 - Long-Term Obligations

     On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $72.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. On November 16, 1998 the Company's registration statement filed with the SEC to exchange the Notes for Series B Notes registered with the SEC was declared effective. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999. The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. Accounts receivable and inventory of the Company and its domestic subsidiaries secure the bank credit facility. Accordingly, the Company's obligation under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future domestic subsidiaries (as defined) (the Guarantors).

     The Notes may be redeemed at the option of the Company, in whole or part, at any time on or after July 15, 2002, at 105.375% of their principle amount plus accrued interest and Liquidated Damages (as defined), if any, with such percentage declining ratably to 100% as of July 15, 2004 and thereafter. At any time on or before July 15, 2001, and subject to certain conditions, the Company may redeem up to 35% of the aggregate principal amount of Notes at a redemption price of 110.750% of the principal amount plus accrued interest and Liquidated Damages, if any, at that redemption date with the proceeds of certain equity offerings of the Company.

     The Indenture under which the Notes were issued contains various restrictive covenants including limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


shareholders and affiliates, sell assets and engage in mergers and consolidations. At October 3, 1998, management believes the Company was in compliance with these covenants.

Note 4 - Earnings Per Share

     In accordance with SFAS No. 128, Earnings Per Share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share were determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method.

The calculations of basic and diluted weighted average shares outstanding are as follows (in thousands):

                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                               SEPTEMBER 30,   OCTOBER 3,   SEPTEMBER 30,   OCTOBER 3,
                                    1997          1998           1997          1998

Basic weighted average common
   Shares outstanding             608,000       608,000        608,000       608,000

Weighted average common
   Equivalent shares                    0             0              0             0
                                  -------       -------        -------       -------

Diluted weighted average
   Shares outstanding             608,000       608,000        608,000       608,000
                                  =======       =======        =======       =======

     Diluted weighted average shares outstanding do not include 14,000 and 12,000 common equivalent shares at September 30, 1997 and October 3, 1998, respectively, as their effect would be anti-dilutive.

Note 5 - Comprehensive Income

     Comprehensive net income for the three months ended September 30, 1997 was $212,000 as compared to a net loss of $4.6 million for the three months ended October 3, 1998. For the nine months ended September 30, 1997, comprehensive net loss was $989,000 as compared to $5.2 million for the nine months ended October 3, 1998. Differences between comprehensive net income (loss) and net income
(loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 6 - Restructuring Charge

     In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the quarter ended July 4, 1998 in connection with this plant closing. The components of this charge, which is included in operating expenses for the nine months ended October 3, 1998 in the accompanying statement of operations, are as follows (in thousands):

           Severance accrual ...........................  $1,084
           Write down of assets to be disposed .........   1,516
                                                          ------
                                                          $2,600
                                                          ======

     The severance accrual represents severance payments due to 40 office and distribution employees. Through October 3, 1998, six of these 40 employees were terminated and severance benefits of $250,000 were paid.

Note 7 - Subsequent Events

     In November 1998, the Company reached a favorable settlement with a customer related to the customer not honoring its purchase commitments under a 1997 agreement. As a result of this settlement, the Company received $950,000 for lost revenues. This settlement will be reflected in the Company's statement of operations during the fourth quarter of 1998.

Note 8 - Supplemental Consolidating Financial Information

     The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned guarantor subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned, are domestic subsidiaries of the Company and guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Separate financial statements for the mostly owned subsidiary, Fantasma, in which the Company holds an 80% interest, follow the supplemental consolidating financial information.

     The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and guarantor subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

                                               AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                             (CONTINUED)


(8) SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)


                                                    CONSOLIDATING BALANCE SHEETS


                                                                                        DECEMBER 31, 1997
                                                             ----------------------------------------------------------------------
                                                                         WHOLLY OWNED   NON-GUARANTOR
                                                              COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             --------    ------------   -------------   ------------   ------------
                                                                                         (IN THOUSANDS)

                                                               ASSETS

Current assets
 Cash and cash equivalents                                   $  2,354       $   183        $   242        $     --       $  2,779
 Accounts receivable, net                                       9,756         7,778            789              --         18,323
 Inventories                                                   18,922        13,547            326              --         32,795
 Prepaid expenses and other current assets                        224           233            277              --            734
 Deferred tax asset                                             4,798         4,908              1              --          9,707
                                                             --------       -------        -------        --------       --------
     Total current assets                                      36,054        26,649          1,635              --         64,338
 Property, plant and equipment, net                             3,727         6,421             37              --         10,185
 Other assets                                                  25,394        10,433            460         (17,064)        19,223
                                                             --------       -------        -------        --------       --------
           Total assets                                      $ 65,175       $43,503        $ 2,132        $(17,064)      $ 93,746
                                                             ========       =======        =======        ========       ========

                                           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
 Borrowings under senior credit facility                     $ 12,883       $14,715        $    --        $     --       $ 27,598
 Current maturities of long-term obligations                    3,361            --             --              --          3,361
 Accounts payable                                               5,253         8,060            804              --         14,117
 Accrued expenses                                               7,651         5,283            392              --         13,326
 Due to (from) affiliate                                          876         2,313            661          (3,850)            --
                                                             --------       -------        -------        --------       --------
     Total current liabilities                                 30,024        30,371          1,857          (3,850)        58,402
Long-term obligations, less current maturities                  9,653            --             --              --          9,653
Deferred tax liabilities                                           --           645             --              --            645
Subordinated promissory notes payable to
 shareholders                                                   5,487            --             --              --          5,487
10 3/4% senior notes                                               --            --             --              --             --
Redeemable preferred stock of a subsidiary                         --            --             --             835            835
Preferred Stock                                                26,083           835             --            (835)        26,083

Shareholders' (deficit) equity                                 (6,072)       11,652            275         (13,214)        (7,359)
                                                             --------       -------        -------        --------       --------
     Total liabilities and shareholders'
      (deficit) equity                                       $ 65,175       $43,503        $ 2,132        $(17,064)      $ 93,746
                                                             ========       =======        =======        ========       ========


                                                                                      OCTOBER 3, 1998
                                                ------------------------------------------------------------------------------------
                                                            WHOLLY OWNED   MOSTLY OWNED  NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ------------   ------------  -------------   ------------   ------------
                                                               ASSETS
Current assets
 Cash and cash equivalents                      $     420     $    96         $  183        $  1,889       $     --       $   2,588
 Accounts receivable, net                          21,279       5,441          2,978           3,578             --          33,276
 Inventories                                       16,745       5,789          2,019           3,784             --          28,337
 Prepaid expenses and other current assets            378         290            143             185             --             996
 Deferred tax asset                                 9,458         583              0              --             --          10,041
                                                ---------     -------         ------        --------       --------       ---------
     Total current assets                          48,280      12,199          5,323           9,436             --          75,238
 Property, plant and equipment, net                11,387       7,493             24           1,332                         20,236
 Other assets                                      47,952      10,291          4,499             450        (36,200)         26,992
                                                ---------     -------         ------        --------       --------       ---------
           Total assets                         $ 107,619     $29,983         $9,846        $ 11,218       $(36,200)      $ 122,466
                                                =========     =======         ======        ========       ========       =========

                                           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
 Borrowings under senior credit facility        $   4,018     $    --         $   --        $     --       $     --       $   4,018
 Current maturities of long-term obligations          490          --             --              --             --             490
 Accounts payable                                   5,156       3,253              2           2,864             --          11,275
 Accrued expenses                                   8,908       4,129          1,026             734             --          14,797
 Due to (from) affiliate                               --       8,393          5,153           2,165        (15,711)             --
                                                ---------     -------         ------        --------       --------       ---------
     Total current liabilities                     18,572      15,775          6,181           5,763        (15,711)         30,580
Long-term obligations, less current maturities      1,786          --             --              --             --           1,786
Deferred tax liabilities                               --         645             --              --             --             645
Subordinated promissory notes payable to
 shareholders                                          --          --             --              --             --              --
 10 3/4% senior notes                              75,000          --             --              --             --          75,000
Redeemable preferred stock of a subsidiary             --          --             --              --            888             888
Preferred Stock                                    28,139         888             --              --           (888)         28,139
Shareholders' (deficit) equity                    (15,878)     12,675          3,665           5,455        (20,489)        (14,572)
                                                ---------     -------         ------        --------       --------       ---------
     Total liabilities and shareholders'
      (deficit) equity                          $ 107,619     $29,983         $9,846        $ 11,218       $(36,200)      $ 122,466
                                                =========     =======         ======        ========       ========       =========


                                               AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                             (CONTINUED)


(8) SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)



                                                CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                THREE MONTHS ENDED
                                                         ----------------------------------------------------------------------
                                                                                     SEPTEMBER 31, 1997
                                                         ----------------------------------------------------------------------
                                                                     WHOLLY OWNED   NON-GUARANTOR
                                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         --------    ------------   -------------   ------------   ------------
                                                                                   (IN THOUSANDS)

Net sales                                                $ 21,567      $ 10,983        $ 1,663         $    --       $  34,213
Cost of goods sold                                         10,667         6,250            657              --          17,574
                                                         --------      --------        -------         -------       ---------
Gross profit                                               10,900         4,733          1,006              --          16,639
Selling general and administrative expense                  7,130         7,214            720              --          15,064
                                                         --------      --------        -------         -------       ---------
Income (loss) from operations                               3,770        (2,481)           286              --           1,575
Interest expense                                             (594)         (400)           (23)             --          (1,017)
Other (expense) income, net                                   (35)           45            (25)             --             (15)
Equity in income of consolidated subsidiaries              (2,442)           --             --           2,442              --
                                                         --------      --------        -------         -------       ---------
Income (loss) before income tax (expense)
  benefit and dividends on accretion on
  preferred stock                                             699        (2,836)           238           2,442             543
Income tax (expense) benefit                                 (512)           --            192              --            (320)
                                                         --------      --------        -------         -------       ---------
Net income (loss) before dividends and
  accretion on preferred stock                                187        (2,836)           430           2,442             223
Dividends and accretion on preferred stock                    644            --             --              --             644
                                                         --------      --------        -------         -------       ---------
Net (loss) income applicable to
  common shareholders                                    $   (457)     $ (2,836)       $   430         $ 2,442       $    (421)
                                                         ========      ========        =======         =======       =========


                                                                                   THREE MONTHS ENDED
                                               -------------------------------------------------------------------------------------
                                                                                     OCTOBER 3, 1998
                                               -------------------------------------------------------------------------------------
                                                           WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ------------   -------------   ------------   ------------
                                                                                    (IN THOUSANDS)

Net sales                                      $ 26,512      $  3,630        $ 3,614       $  3,093        $    --       $  36,849
Cost of goods sold                               18,036        (1,593)         2,448          1,558             --          20,449
                                               --------      --------        -------       --------        -------       ---------
Gross profit                                      8,476         5,223          1,166          1,535             --          16,400
Selling general and administrative expense        6,692         8,581          1,431          1,911             --          18,615
                                               --------      --------        -------       --------        -------       ---------
Income (loss) from operations                     1,784        (3,358)          (265)          (376)            --          (2,215)
Interest expense                                 (2,089)           27           (134)           (20)            --          (2,216)
Other (expense) income, net                         (76)           12             --           (179)            --            (243)
Equity in income of consolidated subsidiaries    (4,201)           --             --             --          4,201              --
                                               --------      --------        -------       --------        -------       ---------
Income (loss) before income tax (expense)
  benefit and dividends on accretion on
  preferred stock                                (4,582)       (3,319)          (399)          (575)         4,201          (4,674)
Income tax (expense) benefit                         --            --             --             --             --              --
                                               --------      --------        -------       --------        -------       ---------
Net income (loss) before dividends and
  accretion on preferred stock                   (4,582)       (3,319)          (399)          (575)         4,201          (4,674)
Dividends and accretion on preferred stock          699            --             --             --             --             699
                                               --------      --------        -------       --------        -------       ---------
Net (loss) income applicable to
  common shareholders                          $ (5,281)     $ (3,319)       $  (399)      $   (575)       $ 4,201       $  (5,373)
                                               ========      ========        =======       ========        =======       =========


                                                CONSOLIDATING STATEMENT OF OPERATIONS


                                                                                  NINE MONTHS ENDED
                                                         ----------------------------------------------------------------------
                                                                                     SEPTEMBER 31, 1997
                                                         ----------------------------------------------------------------------
                                                                     WHOLLY OWNED   NON-GUARANTOR
                                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                         --------    ------------   -------------   ------------   ------------
                                                                                   (IN THOUSANDS)

Net sales                                                $ 51,901      $ 52,918        $ 5,279         $    --      $ 110,098
Cost of goods sold                                         29,857        26,503          2,412              --         58,772
                                                         --------      --------        -------         -------      ---------
Gross profit                                               22,044        26,415          2,867              --         51,326
Selling general and administrative expense                 21,543        22,198          2,006              --         45,747
                                                         --------      --------        -------         -------      ---------
Income (loss) from operations                                 501         4,217            861              --          5,579
Interest expense                                           (1,699)       (1,366)           (23)             --         (3,088)
Other (expense) income, net                                  (102)           45              1              --            (56)
Equity in income of consolidated subsidiaries               3,657            --             --          (3,657)            --
                                                         --------      --------        -------         -------      ---------
Income (loss) before income tax (expense)
  benefit and dividends on accretion on
  preferred stock                                           2,357         2,896            839          (3,657)         2,435
Income tax (expense) benefit                               (1,380)           --            (42)             --         (1,422)
                                                         --------      --------        -------         -------      ---------
Net income (loss) before dividends and
  accretion on preferred stock                                977         2,896            797          (3,657)         1,013
Dividends and accretion on preferred stock                  1,854            --             --              --          1,854
                                                         --------      --------        -------         -------      ---------
Net (loss) income applicable to
  common shareholders                                    $   (877)     $  2,896        $   797         $(3,657)     $    (841)
                                                         ========      ========        =======         =======      =========


                                                                                   NINE MONTHS ENDED
                                              -------------------------------------------------------------------------------------
                                                                                    OCTOBER 3, 1998
                                              -------------------------------------------------------------------------------------
                                                          WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                               COMPANY    SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ------------   ------------   -------------   ------------   ------------
                                                                                   (IN THOUSANDS)

Net sales                                     $ 62,202      $ 46,326        $ 4,116       $ 12,836        $    --       $ 125,480
Cost of goods sold                              38,383        20,903          2,749          5,957             --          67,992
                                              --------      --------        -------       --------        -------       ---------
Gross profit                                    23,819        25,423          1,367          6,879             --          57,488
Selling general and administrative expense      30,676        20,124          1,610          5,413             --          57,823
                                              --------      --------        -------       --------        -------       ---------
Income (loss) from operations                   (6,857)        5,299           (243)         1,466             --            (335)
Interest expense                                (4,075)         (586)          (142)           (51)            --          (4,854)
Other (expense) income, net                        (69)           24             --           (208)            --            (253)
Equity in income of consolidated subsidiaries    1,403            --             --             --         (1,403)             --
                                              --------      --------        -------       --------        -------       ---------
Income (loss) before income tax (expense)
  benefit and dividends on accretion on
  preferred stock                               (9,598)        4,737           (385)         1,207         (1,403)         (5,442)
Income tax (expense) benefit                     4,663        (3,725)            --           (600)            --             338
                                              --------      --------        -------       --------        -------       ---------
Net income (loss) before dividends and
  accretion on preferred stock                  (4,935)        1,012           (385)           607         (1,403)         (5,104)
Dividends and accretion on preferred stock       2,056            --             --             --             --           2,056
                                              --------      --------        -------       --------        -------       ---------
Net (loss) income applicable to
  common shareholders                         $ (6,991)     $  1,012        $  (385)      $    607        $(1,403)      $  (7,160)
                                              ========      ========        =======       ========        =======       =========

                                               AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                                             (CONTINUED)



(8) SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                CONSOLIDATING STATEMENT OF CASH FLOWS


                                                                                       NINE MONTHS ENDED
                                                            ----------------------------------------------------------------------
                                                                                       SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------------
                                                                        WHOLLY OWNED   NON-GUARANTOR
                                                             COMPANY    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------   ------------   -------------   ------------   ------------
                                                                                         (IN THOUSANDS)

Cash flows (used in) provided by
 operating activities                                       $(11,740)     $ 5,943          $ 187           $ --         $ (5,610)

Cash flows from Investing activities:
  Purchase of property, plant and equipment                   (2,191)      (3,438)          (140)            --           (5,769)
  Acquisitions, net of cash received                          (1,835)          --             --             --           (1,835)
  Advance to affiliates                                         (997)          --             --            997               --
  Other investing activities                                    (212)          --            (58)            --             (270)
                                                            --------      -------          -----           ----         --------
     Net cash (used in) provided by
      investing activities                                    (5,235)      (3,438)          (198)           997           (7,874)
                                                            --------      -------          -----           ----         --------

Cash flows from financing activities:
  Net borrowings under senior credit facility                 16,975       (3,700)            --             --           13,275
  Proceeds from term note payable                                 --           --             --             --               --
  Payments on term note payable                                   --           --             --             --               --
  Payments on subordinated notes                                  --           --             --             --               --
  Proceeds from 10 3/4% senior notes                              --           --             --             --               --
  Costs related to issuance of
   10 3/4% senior notes                                           --           --             --             --               --
  Payments on long-term obligations                               --           --             --             --               --
  Due to affiliates                                               --        1,257           (260)          (997)              --
                                                            --------      -------          -----           ----         --------
     Net cash provided by (used in)
      financing activities                                    16,975       (2,443)          (260)          (997)          13,275
                                                            --------      -------          -----           ----         --------

     Net increase (decrease) in cash                              --           62           (271)            --             (209)

Cash and cash equivalents, beginning
 of period                                                        --          941            536             --            1,477
                                                            --------      -------          -----           ----         --------

Cash and cash equivalents, end of period                    $     --      $ 1,003          $ 265           $ --         $  1,268
                                                            ========      =======          =====           ====         ========


                                                                                     NINE MONTHS ENDED
                                               -------------------------------------------------------------------------------------
                                                                                      OCTOBER 3, 1998
                                               -------------------------------------------------------------------------------------
                                                           WHOLLY OWNED   MOSTLY OWNED  NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               ---------   ------------   ------------   ------------   -------------   ------------
                                                                                       (IN THOUSANDS)

Cash flows (used in) provided by
 operating activities                          $(20,150)     $ 14,424       $(1,494)       $ 1,607         $    --        $ (5,613)

Cash flows from Investing activities:
  Purchase of property, plant and equipment      (8,671)       (5,806)          (13)        (2,293)             --         (16,783)
  Acquisitions, net of cash received             (9,464)           --            --             --              --          (9,464)
  Advance to affiliates                         (10,060)           --            --             --          10,060              --
  Other investing activities                       (379)          (60)          (22)        (3,157)             --          (3,618)
                                               --------      --------       -------        -------         -------        --------
     Net cash (used in) provided by
      investing activities                      (28,574)       (5,866)          (35)        (5,450)         10,060         (29,865)
                                               --------      --------       -------        -------         -------        --------

Cash flows from financing activities:
  Net borrowings under senior credit facility    (8,865)      (14,715)           --         (8,678)             --         (32,258)
  Proceeds from term note payable                13,222            --            --             --              --          13,222
  Payments on term note payable                 (13,222)           --            --             --              --         (13,222)
  Payments on subordinated notes                 (5,487)           --            --          3,355              --          (2,132)
  Proceeds from 10 3/4% senior notes             75,000            --            --             --              --          75,000
  Costs related to issuance of
   10 3/4% senior notes                          (3,120)           --            --             --              --          (3,120)
  Payments on long-term obligations             (10,378)           --            --          8,535              --          (2,203)
  Due to affiliates                                  --         6,057         1,653          2,350         (10,060)             --
                                               --------      --------       -------        -------         -------        --------
     Net cash provided by (used in)
      financing activities                       46,790        (8,658)        1,653          5,562         (10,060)         35,287
                                               --------      --------       -------        -------         -------        --------

     Net increase (decrease) in cash             (1,934)         (100)          124          1,719              --            (191)

Cash and cash equivalents, beginning
 of period                                        2,354           183            73            169              --           2,779
                                               --------      --------       -------        -------         -------        --------

Cash and cash equivalents, end of period       $    420      $     83       $   197        $ 1,888         $    --        $  2,588
                                               ========      ========       =======        =======         =======        ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                            Condensed Balance Sheets
                                 (In thousands)


                                                       DECEMBER 31,   OCTOBER 3,
                                                            1997          1998

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  238        $  183
  Accounts receivable less reserves of approximately
   $402 and $432, in 1997 and 1998, respectively           5,108         2,978
  Inventories                                              1,908         2,019
  Prepaid expenses and other current assets                   72           143
                                                          ------        ------
      Total current assets                                 7,326         5,323
                                                          ------        ------
Property, plant and equipment, net                            66            24
Intangible assets                                              3         4,499
                                                          ------        ------
      Total assets                                        $7,395        $9,846
                                                          ======        ======

                        LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
  Note payable to member                                  $5,425        $5,153
  Accounts payable and accrued liabilities                 1,657         1,028
                                                          ------        ------
      Total current liabilities                            7,082         6,181

Members' equity                                              313         3,665
                                                          ------        ------

Total liabilities and members' equity                     $7,395        $9,846
                                                          ======        ======




The accompanying notes are an integral part of these condensed financial statements

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                       Condensed Statements of Operations
                                 (In thousands)


                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30,   OCTOBER 3,   SEPTEMBER 30,   OCTOBER 3,
                                        1997          1998           1997          1998

NET SALES                            $ 4,347       $ 3,614        $ 8,441       $ 8,455

COST OF GOODS SOLD                     2,897         2,448          6,028         5,624
                                     -------       -------        -------       -------

   Gross profit                        1,450         1,166          2,413         2,831

OPERATING EXPENSES:
  Selling                                492           826          1,280         1,730
  General and administrative             600           605          1,511         1,543
                                     -------       -------        -------       -------
   Income (loss) from operations         358          (265)          (378)         (442)

Interest expense                        (103)         (134)          (267)         (302)
                                     -------       -------        -------       -------

Net income (loss)                    $   255       $  (399)       $  (645)      $  (744)
                                     =======       =======        =======       =======


The accompanying notes are an integral part of these condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                NINE MONTHS ENDED
                                                            SEPTEMBER 30,   OCTOBER 3,
                                                                  1997          1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $  (645)      $  (744)
  Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities-
    Depreciation and amortization                                    5           135
    Write-off of property and equipment                             --            49
    Deferred interest on note payable to member                     --           134
    Changes in assets and liabilities -
      Accounts receivable                                         (165)        2,130
      Inventories                                                 (754)         (111)
      Prepaid expenses and other current assets                   (105)          (71)
      Accounts payable and accrued expenses                        299          (629)
                                                               -------       -------
      Net cash (used in) provided by operating activities       (1,365)          893
                                                               -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (20)          (14)
  Decrease in other assets                                          --             3
                                                               -------       -------
      Net cash used in investing activities                        (20)          (11)
                                                               -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowing under note payable to member                            --         5,019
  Advances payable to member                                     1,196        (1,661)
  Repayments of note payable to member                              --        (3,764)
  Member distributions                                              --          (531)
                                                               -------       -------
      Net cash provided by (used in) financing activities        1,196          (937)
                                                               -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (189)          (55)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     189           238
                                                               -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    --       $   183
                                                               =======       =======


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for-
    Interest                                                   $   360       $    --
                                                               =======       =======
    Taxes                                                      $    --       $    --
                                                               =======       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
  Pushdown of purchase price related to AAi.FosterGrant's
    investment In Fantasma, LLC                                $    --       $ 4,627
                                                               =======       =======


The accompanying notes are an integral part of these condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  FANTASMA, LLC
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies

     (a) Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the Company) and Fantasma, LLC (Fantasma) for the year ended December 31, 1997 as reported in the Company's S-4 Registration Statement (SEC File No. 333-61119) declared effective on November 16, 1998. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 31, 1997 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended October 3, 1998 may not be indicative of the results that may be expected for the year ending January 2, 1999, or for any other future period.

     (b) Organization and Business Activity

     Fantasma was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks, and other novelties to customers located throughout the United States, Europe and Japan.

     Prior to September 1, 1996, Fantasma operated as a division of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the division's operating assets to Fantasma in exchange for a two-year, $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest.

     In June 1998, the Company acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. This member and an employee of Fantasma have options to acquire up to an additional 13% interest if certain earnings targets for Fantasma are met in 1998, 1999 and 2000. The operating agreement under which Fantasma is managed provides the Company with sole voting rights except on limited matters affecting the admission of members, capital contributions or the members' respective rights in profits, cash flow and distributions.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  FANTASMA, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Accordingly, for financial statement presentation, the acquisition was accounted for using the purchase method. The purchase price was allocated based on estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $4.6 million, which is being amortized on a straight-line basis over 10 years.

     (c) Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

     (d) New Accounting Standards

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption. Fantasma will adopt this statement in its fiscal year end 1998 financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Fantasma does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

     (e) Income Taxes

     Fantasma is treated as a partnership for Federal and certain State income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for Federal income taxes. The provision for income taxes, if any, reflects certain State taxes that are paid by Fantasma.

     (f) Reclassifications

     Certain reclassifications have been made to the condensed financial statements to conform with the Company's presentation.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  FANTASMA, LLC
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 2 - Comprehensive Income

     Comprehensive net income for the three and nine months ended September 30, 1997 and October 3, 1998 was the same as net income for the three and nine months then ended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and facility construction requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, which could cause actual results to differ materially from such expectations, are disclosed under the caption "Risk Factors" in the Company's Prospectus declared effective on November 16, 1998 contained in its Registration Statement on Form S-4 (SEC File No. 333-61119).

OVERVIEW

     The Company is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories primarily to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom. As a value-added distributor, the Company provides customized store displays, merchandising management and a store-level field service force to replenish and restock displays, reorder product and attend to markdowns and allowances. Upon shipment to the customer, the Company estimates agreed upon future allowances, returns and discounts, taking into account historical experience, and reflects revenue net of these estimates.

     When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. The agreements typically do not contain required minimum sales volumes, but may provide for termination penalties equal to the Company's unamortized cost of product displays provided to the customer. The Company believes its relationships with retailers are dependent upon its ability to efficiently utilize allocated floor space to generate satisfactory returns for its customers. To meet this end, the Company strives to consistently deliver competitively priced products and service programs that provide retailers with attractive gross margins and

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


inventory turnover rates. The Company has historically retained customers from year to year, although retailers may drop or add product lines supplied by the Company. Generally, customer loss has been attributable to such customer going out of business or being acquired by a company which does not carry the Company's product line or has prior relationships with a competitor of the Company.

     Certain segments of the retail industry, particularly mass merchandisers, variety stores, drugstores and supermarkets, are experiencing significant consolidation and in recent years many major retailers have experienced financial difficulties. These industry wide developments have had and may continue to have an impact on the Company's results of operations. For example, net sales were adversely affected in 1997 by the loss of two customers, one as a result of a merger into a retail chain that does not carry costume jewelry and the other due to the retailer ceasing operations. In addition, also as a result of financial pressures, many major retailers have sought to reduce inventory levels in order to reduce their operating costs which has had a negative effect on the Company's results of operations.

     During the first quarter of 1998, the Company elected to change its fiscal year end from December 31 to the Saturday closest to December 31. The Company has also applied this change to its quarterly interim periods during 1998 whereby each interim period will end on the last Saturday of the thirteen-week period.

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods and other accessories, generally at retail price points of $20 or less. Net sales of the Company's optical products accounted for approximately 55.3% and 44.9% of the Company's net sales for the nine months ended September 30, 1997 and October 3, 1998, respectively; net sales of the Company's costume jewelry accounted for approximately 39.6% and 36.6% of the Company's net sales for the nine months ended September 30, 1997 and October 3, 1998 respectively, and the balance represented sales of synthetic leather goods and other accessories. Optical products generally have slightly higher gross margins than the Company's other product lines.

     Cost of Goods Sold. The Company outsources manufacturing for all of its products, 75% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Operating Expenses. Operating expenses are comprised primarily of payroll and occupancy costs related to the Company's selling, general and administrative activities as well as depreciation and amortization. The Company incurs various costs in connection with the acquisition of new customers and new stores for existing customers, principally the cost of new product display fixtures and costs related to the purchase of the customer's existing inventory. The Company makes substantial investments in the design, production and installation of display fixtures in connection with establishing and maintaining customer relationships. The Company capitalizes the production cost of these display fixtures as long as it retains ownership of them. These costs are amortized to selling expenses on a straight-line basis over their estimated useful life, which is one to three years. If the Company does not retain title to the displays, the display costs are expensed as shipped.

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company receives the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory to its existing customers. The excess cost over the fair market value of the inventory received is charged to operating expenses when incurred. These expenses can cause operating results to fluctuate significantly from quarter to quarter. The Company expensed customer acquisition costs of approximately $205,000 and $449,000 for the three and nine months ended September 30, 1997 and $1.2 million and $1.7 million for the three and nine months ended October 3, 1998. Based on agreements to date, the Company expects customer acquisition costs to be approximately $3.0 million in the fourth quarter of fiscal 1998 as compared to approximately $1.1 million in the fourth quarter of fiscal 1997.

     Dividends and Accretion on Preferred Stock. The Company has 43,700 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) outstanding, of which 34,200 were issued in May 1996 for gross proceeds of $18.0 million, and an additional 9,500 shares were issued for gross proceeds of $5.0 million in connection with the December 1996 acquisition of the businesses of Foster Grant Group L.P., The Bonneau Company, Opti-Ray, Inc. and Asian Buying Source, Inc. (collectively, Foster Grant US). Beginning on June 30, 2002, shares of the Series A Preferred Stock are redeemable at the option of the holder for an amount equal to the original issue price plus accrued and unpaid dividends yielding a 10% compounded annual rate of return, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined) is outstanding. Net loss applicable to common shareholders represents net loss less accretion of original issuance costs and cumulative dividends due on the Series A Preferred Stock.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining The Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was $3.5 million, $11.4 million, $900,000 and $8.3 million for the three and nine months ended September 30, 1997 and October 3, 1998, respectively.

     In the second quarter of 1998, the Company adopted a plan to consolidate distribution operations at its expanded Rhode Island facility and close its Texas distribution center in the fourth quarter of 1998. The Company expects this restructuring will generate permanent annual operating expense savings of approximately $2.8 million commencing in 1999. The Company recorded a $2.6 million charge in the second quarter of 1998 in connection with closure of the Texas distribution center.

     Net loss before dividends and accretion on preferred stock for the third quarter of fiscal 1998 was $4.7 million as compared to net income before dividends and accretion on preferred stock of $223,000 in the third quarter of fiscal 1997. Net loss before dividends and accretion on preferred stock for the nine months ended October 3, 1998 was $5.1 million as compared to net income before dividends and accretion on preferred stock of $1.0 million for the nine months ended September 30, 1997.

     Excluding the restructuring charge, net loss before dividends and accretion on preferred stock for the first nine months of fiscal 1998 would have been $2.7 million as compared to net income before dividends and accretion on preferred stock of $1.0 million in the first nine months of fiscal 1997. Excluding the restructuring charge, EBITDA would have decreased 4.8% to $10.9 million in the first nine months of fiscal 1998 as compared to $11.4 million in the first nine months of fiscal 1997.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                 SEPTEMBER 30,   OCTOBER 3,   SEPTEMBER 30,   OCTOBER 3,
                                      1997          1998           1997          1998

Net sales                            100.0%        100.0%         100.0%        100.0%
Cost of goods sold                    51.4          55.5           53.4          54.2
                                     -----         -----          -----         -----
Gross profit                          48.6          44.5           46.6          45.8
Operating expenses                    44.0          50.5           41.5          44.0
Restructuring charge                     -             -              -           2.1
                                     -----         -----          -----         -----
Income (loss) from operations          4.6          (6.0)           5.1          (0.3)
Interest expense                       3.0           6.0            2.8           3.9
Other expense, net                       -           0.7            0.1           0.2
                                     -----         -----          -----         -----
Income (loss) before taxes and
   dividends and accretion on
   preferred stock                     1.6         (12.7)           2.2          (4.4)
Income tax (expense) benefit           (.9)            -           (1.3)          0.3
                                     -----         -----          -----         -----
Net income (loss) befor
   dividends and accretion on
   preferred stock                     0.7         (12.7)           0.9          (4.1)
Dividends and accretion on
   preferred stock                     1.9           1.9            1.7           1.6
                                     -----         -----          -----         -----
Net loss applicable to common
   shareholders                       (1.2)%       (14.6)%         (0.8)%        (5.7)%
                                     =====         =====          =====         =====

THREE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO SEPTEMBER 30, 1997

     Net Sales. Consolidated net sales were $36.8 million for the three months ended October 3, 1998 as compared to $34.2 million for the three months ended September 30, 1997, an increase of 7.7% or $2.6 million. The increase is attributable to $3.6 million from sales associated with Fantasma and $1.5 million in international optical sales in the UK. These increases were partially offset by a $2.5 million decline in sales of optical products of which $2.0 million is attributable to the introduction of optical product in two mass merchandisers in the third quarter of fiscal year 1997.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Gross Profit. Gross profit was $16.4 million for the three months ended October 3, 1998 as compared to $16.6 million for the three months ended September 30, 1997. Gross profit as a percentage of net sales decreased to 44.5% for the three months ended October 3, 1998 from 48.6% for the three months ended September 30, 1997. The decrease is primarily due to the lower margin Christmas boxed goods program representing a higher percentage of total shipments in the three months ended October 3, 1998 as compared to the three months ended September 30, 1997.

     Operating Expenses. Operating expenses were $18.6 million for the three months ended October 3, 1998 as compared to $15.1 million for the three months ended September 30, 1997, an increase of 23.6% or $3.5 million. The increase is attributable to $2.6 million of operating expenses associated with the acquired entities, $1.0 million of customer acquisition costs and $800,000 of operating inefficiencies incurred in operating the Dallas facility subsequent to the second quarter announcement of the scheduled fourth quarter closure. These increases were partially offset by reduced service expenses as a result of merging Foster Grant US's service department with the Company's.

     Interest Expense. Interest expense was $2.2 million for the three months ended October 3, 1998 as compared to $1.0 million for the three months ended September 30, 1997, an increase of 117.9% or $1.2 million. This resulted from additional borrowings under the Company's credit facilities to fund acquisitions and expanded operations.

     Income Tax. No income tax benefit was recorded for the three months ended October 3, 1998 as compared to $320,000 of expense for the three months ended September 30, 1997.

     Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $4.7 million for the three months ended October 3, 1998 as compared to net income before dividends and accretion on preferred stock of $223,000 for the three months ended September 30, 1997, a decrease of $4.9 million.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $5.4 million for the three months ended October 3, 1998 as compared to a loss of $421,000 for the three months ended September 30, 1997, an increase of $5.0 million. The increase was attributable to the $4.9 million decrease in earnings and an increase of $55,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


NINE MONTHS ENDED OCTOBER 3, 1998 COMPARED TO SEPTEMBER 30, 1997

     Net Sales. Consolidated net sales were $125.5 million for the nine months ended October 3, 1998 compared to $110.1 million for the nine months ended September 30, 1997, an increase of 14.0% or $15.4 million. The increase was primarily attributable to $6.5 million from Foster Grant UK acquisition; $4.7 million from the Superior acquisition completed in July 1997 and $4.1 million from the Fantasma acquisition completed in June 1998.

     Gross Profit. Gross profit was $57.5 million for the nine months ended October 3, 1998 as compared to $51.3 million for the nine months ended September 30, 1997, an increase of 12.0% or $6.2 million. The increase was primarily attributable to $7.9 million contributed by the acquisitions partially offset by unfavorable product mix. Gross profit as a percentage of net sales decreased to 45.8% for the nine months ended October 3, 1998 from 46.6% for the nine months ended September 30, 1997. This is primarily due to unfavorable product mix including the sale of slow moving products as part of the Company's inventory reduction efforts and lower margin Christmas boxed goods sales representing a higher percentage of total shipments.

     Operating Expenses. Operating expenses were $57.8 million for the nine months ended October 3, 1998 as compared to $45.7 million for the nine months ended September 30, 1997, an increase of 26.4% or $12.1 million. Included in operating expenses for the period ended October 3, 1998 is a restructuring charge of $2.6 million incurred for the closure of the Dallas office and distribution facility. The balance of the increased costs is due to operating expenses associated with acquired entities, customer acquisition costs and operating inefficiencies incurred subsequent to the announcement of the planned closure of the Company's Dallas facility. These increases were partially offset by reduced service expenses as a result of merging Foster Grant US's service department with the Company's.

     Interest Expense. Interest expense was $4.9 million for the nine months ended October 3, 1998 as compared to $3.1 million for the nine months ended September 30, 1997, an increase of 57.2% or $1.8 million. This resulted from additional borrowings under the Company's credit facilities to fund acquisitions and expanded operations.

     Income Tax. Income tax benefit was $338,000 for the nine months ended October 3, 1998 as compared to income tax expense of $1.4 million for the nine months ended September 30, 1997.

     Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $5.1 million for the nine months ended October 3, 1998 as compared to net income before dividends and accretion on preferred stock of $1.0 for the nine months ended September 30, 1997, a decrease of $6.1 million.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $7.2 million for the nine months ended October 3, 1998, compared to a loss of $841,000 for the nine months ended September 30, 1997, an increase of $6.3 million. The increase was attributable to the $6.1 million decrease in earnings and a $202,000 increase in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

LIQUIDITY AND CAPITAL RESOURCES

     At October 3, 1998 the Company had cash and cash equivalents of $2.6 million and working capital of $44.7 million. To date, the Company has funded its operations through credit facilities, issuance of equity and debt securities, and cash generated from operations.

     The Company used $5.6 million of cash in operations during the nine months ended October 3, 1998 compared to a use of $5.6 million during the nine months ended September 30, 1997. Cash used in operating activities remained consistent however, the decline in operating results and higher accounts receivables were offset by a decrease in inventory and an increase in non-cash depreciation and amortization charges.

     The Company used $29.9 million in investing activities during the nine months ended October 3, 1998 compared to a use of $7.9 million during the nine months ended September 30, 1997. The uses of funds activities during the nine months ended October 3, 1998 include $6.0 million for the purchase and continuing expansion of the Company's Smithfield, Rhode Island headquarters, $8.6 million for display fixtures, $5.5 million to acquire certain assets of Foster Grant UK and the Foster Grant trademark for the United Kingdom and Europe, and $4.1 million to acquire an 80% interest in Fantasma.

     The Company generated $35.2 million from financing activities during the nine months ended October 3, 1998 compared to $13.3 million during the nine months ended September 30, 1997. All of the net proceeds from the sale of $75.0 million of 10 3/4% Senior Notes, received on July 21, 1998, were used to pay existing debt.

     The Company has issued 43,700 shares of Series A Preferred Stock, which has a redemption value at October 3, 1998 of $281 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a Qualified Public Offering (as defined). The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined) is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

     In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, Foster Grant Holdings, Inc. (FG Holdings) issued 100 shares of redeemable nonvoting preferred stock of FG Holdings (the FG Preferred Stock), which are redeemable on February 28, 2000, or earlier upon the occurrence of certain specified capital transactions. The redemption price will range between $1.0 million and $4.0 million depending upon the net sales of sunglasses, reading glasses and accessories by FG Holdings and the Company, and upon the total transaction value.

     The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisition. Potential sources of capital include cash generated from operations, borrowings under the Senior Credit Facility, or other external debt or equity financing. There can be no assurance that such additional capital sources will be available to the Company, if at all, on terms that the Company finds acceptable.

     The Company has substantial indebtedness and significant debt service obligations. As of October 3, 1998, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $81.3 million. The Company had current liabilities of approximately $30.6 million, which includes $0.3 million in the present value of minimum lease payments under its capital leases. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million and minimum payments under its operating leases of approximately $800,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

     In addition, the Company has up to $42.0 million available for borrowings under the Senior Credit Facility. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments.

     The Company's ability to make scheduled payments of principal of, or to pay the interest or Liquidated Damages, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


Facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated cost savings and revenue growth will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

YEAR 2000

     The Company uses several application programs written over many years using two-digit fields to define the applicable year, rather than four-digit year fields. Programs that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or a computer shutdown.

     As a result of the Company's growth, a new information management system is being implemented, which is expected to be Year 2000 compliant. The Company has experienced delays in the conversion with the schedule being revised to provide for full implementation by the summer of 1999. Accordingly, the Company believes that with the successful conversion to the new software, the Year 2000 issue will not pose significant operational problems for the Company's systems. The date on which the Company believes it will complete the conversion is based upon management's best estimate and there can be no guarantee that this estimate will be achieved. The Company will evaluate the need for a contingency plan in the first half of 1999 based on the status of the installation.

     Since Year 2000 compliance is being addressed with the implementation of the Company's new system, the cost of addressing the Year 2000 issue is not separately identifiable. No material additional costs are anticipated at this time.

     The Company has completed a compliance review of its property, which uses embedded technology. Although the Company believes that the Year 2000 issue will not pose a significant problem for any of the Company's systems or property utilizing embedded technology, there can be no assurance that the Year 2000 issue will not interfere with the function and use of such property.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                                   (CONTINUED)


     The Company's major customers and vendors have informed the Company that they are currently addressing the Year 2000 issue and expect to be Year 2000 compliant by mid-1999. While there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company's contingency plan in the event other parties are unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially or adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The aforementioned steps being undertaken by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material suppliers and customers. The Company believes that, with the implementation of the new system and the other steps being taken, the possibility of significant interruptions of normal operations should be reduced.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent dated August 4, 1998 executed by the holders of 604,200 shares (99.4%) of the Company's Common Stock and 35,530 shares (81.3%) of Series A Preferred Stock, such shareholders approved an Amendment to the Articles of Incorporation changing the purpose of the Company.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    Exhibits and reports on Form 8-K

     (a)   Exhibits

           EX-27.1 Financial Data Schedule

     (b)   Reports on Form 8-K

           The registrant filed no reports on form 8-K during the quarter ended October 3,1998

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                 AAi.FosterGrant, Inc.
                                    (Registrant)

Dated: December 21, 1998         /s/ Gerald F. Cerce
                                 -----------------------------------------------
                                 Gerald F. Cerce
                                 Chairman, President and Chief Executive
                                 Officer (Principal Executive Officer)



Dated: December 21, 1998         /s/ Duane M. Desisto
                                 -----------------------------------------------
                                 Duane M. DeSisto
                                 Treasurer, Assistant Secretary and Chief
                                 Financial Officer (Principal Financial Officer)



Dated: December 21, 1998         /s/ Stephen J. Korotsky
                                 -----------------------------------------------
                                 Stephen J. Korotsky
                                 Controller (Principal Accounting Officer)