Form 10-K405
period 1999-01-02
AAI FOSTERGRANT INC
filed 1999-04-02
CIK 1067346

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
         (Mark One)

[X] Annual Report Under Section 13 of the Securities Exchange Act of 1934 For the fiscal year ended January 2, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 From the transition period from ________ to
         ________.

                              AAI.FOSTERGRANT, INC.
                              ---------------------
             (Exact Name of Registrant as Specified in Its Charter)

                       Rhode Island                          05-0419304
              ------------------------------             -------------------
              (State or Other Jurisdiction of               (IRS Employer
              Incorporation or Organization)             Identification No.)

       500 George Washington Highway, Smithfield RI             02917
       --------------------------------------------          ---------
         (Address of Principal Executive Offices)            (Zip Code)

                                 (401) 231-3800
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of April 1, 1999, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

      As of April 1, 1999, 608,000 shares of Common Stock and 43,700 shares of Series A Preferred Stock of the Registrant were issued and outstanding.
================================================================================

                                Table of Contents

Description                                                               Page Number
-----------                                                               -----------

Part I.   Item 1  --   Business.............................................   3
          Item 2  --   Properties...........................................   10
          Item 3  --   Legal Proceedings....................................   10
          Item 4  --   Submission of Matters to a Vote of Security Holders..   11

Part II.  Item 5  --   Market for the Company's Common Equity and
                       Related Stockholder Matters..........................   11
          Item 6  --   Selected Financial Data..............................   12
          Item 7  --   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................   14
          Item 7A --   Quantitative and Qualitative Disclosures About
                       Market Risk .........................................   27
          Item 8  --   Financial Statements and Supplementary Data..........   27
          Item 9  --   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure..................   27

Part III. Item 10 --   Directors and Executive Officers of the Company......   28
          Item 11 --   Executive Compensation...............................   32
          Item 12 --   Security Ownership of Certain Beneficial Owners
                       and Management.......................................   37
          Item 13 --   Certain Relationships and Related Transactions.......   39

Part IV.  Item 14 --   Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K..................................   43

          Signatures   .....................................................   45

================================================================================
                                     PART I
================================================================================

ITEM 1. BUSINESS

GENERAL

    AAi.FosterGrant, Inc. ("AAi" or the "Company") is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom. The Company sells its products in over 30,000 retail locations. The Company markets its products under its own brand names such as Foster Grant(R) as well as customers' private labels and numerous licensed brand names. The Company outsources all of its manufacturing.

    The Company's product lines contain a large number of stock keeping units ("SKUs") with low retail price points and typically represent a small percentage of retailers' total sales. As a result, many of AAi's customers have chosen to outsource the merchandising of these products to the Company. AAi's award-winning service program provides retailers with customized displays and product packaging and store-level merchandising designed to maximize sales and inventory turnover. The Company employs over 1,400 field service representatives who regularly visit program customers' stores to arrange, replenish and restock displays, reorder product and attend to markdowns and allowances. By providing retailers with in-store product management, the Company retains control of its product marketing and pricing, allowing AAi to maximize product sales and increase the floor space allocated to its product lines. In fiscal 1998, sales to customers utilizing the Company's service program accounted for 69.0% of AAi's net sales.

    On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Notes due 2006 (the "Notes"). The net proceeds of approximately $71.0 million were used to repay outstanding indebtedness, as described under Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

     AAi was incorporated in Rhode Island in December 1985 and is the successor by merger to a Rhode Island corporation incorporated in 1962. The Company's principal executive offices are located at 500 George Washington Highway, Smithfield, Rhode Island 02917, and its telephone number is (401) 231-3800.

CAUTIONARY STATEMENT

     This annual report contains statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to, changes in economic conditions and competitive product and pricing pressures within the Company's market, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

DISTRIBUTION CHANNELS AND CUSTOMERS

    AAi sells its products to over 200 customers, primarily in three distribution channels: (1) mass merchandisers, (2) chain drug stores, combo stores (stores combining general merchandise, food and drug items) and supermarkets and (3) variety stores. To a lesser extent, AAi also distributes its products through department stores, military post exchanges, card and gift shops, specialty stores and catalogues.

    The Company customizes its product and service program offerings to meet the distinctive characteristics and requirements of each of these retail distribution channels.

    Mass Merchandisers. AAi's sales to mass merchandisers accounted for approximately $101.7 million, or 63.4%, of net sales in fiscal 1998. These customers demand a high level of merchandise support as well as national and, as they expand overseas, international distribution capability.

    Chain Drug Stores/Combo Stores/Supermarkets. AAi's sales to this channel accounted for approximately $22.0 million, or 13.7%, of net sales in fiscal 1998. These stores tend to be smaller than mass merchandisers and attract a broader class of trade, which is often less price sensitive and more convenience-oriented than the mass merchandiser or variety store customer.

    Variety Stores. AAi's sales to variety stores accounted for approximately $13.8 million, or 8.6%, of net sales in fiscal 1998. The Company's extensive product lines enable it to provide service programs on a cost-effective basis, which affords the Company a significant competitive advantage in this market.

    Department Stores and Others. The Company's sales to department stores, armed forces' PX stores, boutique stores, gift shops, book stores and catalogue sales accounted for $22.7 million, or 14.2%, of its fiscal 1998 net sales. Each of these channels has different characteristics and product and service requirements and caters to different types of consumers. For example, department stores generally offer higher-end products with higher price points and sales of accessories at such outlets represent a larger percentage of total store sales.

    Most of the Company's business is based upon annual contracts or open purchase orders which are terminable at will. When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. Such agreements, in addition to identifying the stores and product lines to be supplied, prescribe inventory and service levels and anticipated turnover rates and sales volumes, as well as the amount of any fixed obligation due to the customer in connection with establishing the relationship. The agreements typically do not contain required minimum sales volumes, but may provide for early termination penalties equal to the Company's unamortized cost of product displays provided to the customer.

    With regard to new customers, many retailers require a new supplier to buy back the retailer's existing inventory as a condition to changing vendors. These inventory costs can be substantial and serve as a barrier to entry for the Company in obtaining new customers.

    In fiscal 1998, Wal-Mart and Kmart accounted for approximately 27.3% and 11.4%, respectively, of the Company's net sales. No other customers accounted for 10% or more of the Company's total net sales in 1998. The loss of any significant customer, whether through competition or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain segments of the retail industry, particularly mass merchandisers, variety stores, drug stores and supermarkets, are experiencing significant consolidation. Further industry consolidation could result in the Company's loss of customers that are acquired by retailers serviced by other suppliers as well as further concentration of the Company's credit risks. Such events could have a material adverse effect on the Company's results of operations.

PRODUCTS

    The Company offers sunglasses, reading glasses, costume jewelry, small synthetic leather goods, watches, clocks, and other accessories generally at retail price points of $20 or less.

     Optical Products. The Company's optical product line includes sunglasses and non-prescription reading glasses which are sold with and without the Company's service program. As a result of its 1996 acquisition of Foster Grant Group L.P. and related entities ("Foster Grant US"), AAi has become a leading seller of popularly priced sunglasses (retail price points of $8 to $30). The Company pursues co-branding opportunities for its Foster Grant name and also sells sunglasses under other licensed brand names. The Company offers a variety of styles as well as color options for both frames and lenses. Sunglasses have a significant fashion component and positive or negative consumer response in any year can impact not only that year's profitability but also sales for the following year, since retailers' orders tend to mirror the prior year's sales. Such sales are also highly seasonal, with initial orders placed in the first quarter and, depending on consumer response, restocking orders in the second quarter.

    The Company also offers a variety of styles of non-prescription reading glasses marketed under Foster Grant, licensed brand names or private labels at price points of $6 to $13. The reading glasses business has no significant fashion component and is non-cyclical and non-seasonal. Since magnification strength is the primary purchasing consideration for this product line, proper stocking and restocking is essential to maximizing sales. As a result, reading glasses are typically marketed through the Company's service program.

    Costume Jewelry. AAi offers a wide variety of ladies' and children's costume jewelry with low retail price points (between $3 and $20), including earrings, necklaces and bracelets. The Company's jewelry line includes private labeled products and branded products distributed pursuant to arrangements with licensors such as Disney Enterprises, Inc., Warner Bros. and Revlon Consumer Products Corporation as well as under the Company's Tempo(TM) name. Tempo is the opening retail price point costume jewelry line at J.C. Penney. Most of the Company's jewelry line is basic (non-seasonal) and approximately one-third has a fashion or holiday component. The Company's costume jewelry line is typically sold through its service program.

    Small Synthetic Leather Goods and Other. Through a 1986 acquisition, AAi expanded its product lines to include small synthetic leather goods with retail price points of $6 to $10, such as small backpacks, handbags, wallets and purses. Many of the lines of small accessories are designed to complement AAi's costume jewelry and are likewise often sold under licensed brands. The bulk of these products are sold on a non-program basis and are shipped direct from the Company's suppliers to the customer. In June 1998, through the acquisition of Fantasma, LLC ("Fantasma") the Company added watches and clocks (with average retail price points between $10 and $20) to its product lines.

DISTRIBUTION

    During the fourth quarter of 1998, AAi closed its Texas distribution facility and consolidated its distribution operations at its recently expanded Smithfield, Rhode Island facility. The Company consolidated its distribution facilities in order to optimize supply chain operations, improve customer service, increase inventory turns and lower operating costs. A disruption of the Company's distribution operations for any reason could cause the Company to limit or cease its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

    AAi has made a substantial investment in the development and enhancement of its computer and information systems. These systems enable the Company to rapidly respond to marketplace demands, permitting the Company to restock retailers' inventory on a just-in-time basis. The Company believes that this technology-based system has been a significant factor in reducing its inventory costs.

    The Company's flexible distribution systems are capable of processing virtually any small package. AAi's Rhode Island facility utilizes a high velocity fulfillment system that allows the Company to provide its customers short delivery times and high order fulfillment rates. AAi typically delivers its products to its high volume customers on a bi-weekly basis. A VNA (very narrow aisle) facility configuration serviced by wire guided stock pickers resupplies a rapid response order picking line. After receiving a customer order, the Company's computer system automatically generates a list of the ordered items, also known as a "picking" order, which the distribution staff utilizes in packing the customer's shipment. With the planned improvements to the Company's inventory management computer system, "picking" orders will be arranged according to the location of the ordered items within the Company's distribution center, which AAi anticipates will improve the efficiency of employees in filling orders.

    The Company delivers ordered items to customers using unaffiliated delivery companies, primarily UPS. The Company is attempting to establish multiple delivery services to deal with the possibility of a future disruption in UPS delivery services. There can be no assurance that the precautions taken by the Company will be adequate or that alternate delivery services can be located or developed by the Company in a timely manner. Any future interruption in service by

UPS may have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company also uses an electronic data interchange ("EDI") system between the Company and certain of its major customers, particularly for the distribution of its small synthetic leather goods. Using the EDI system, the Company's computer system automatically generates orders based on point of sale ("POS") information received from customers and the products are sent directly to the customer from the Company's joint venture in Hong Kong.

SERVICE PROGRAM

    The Company believes that an attractive, well-positioned display is critical to maximizing sales to the ultimate consumer. The SKU-intensive nature of the Company's product line and the low retail price points (ranging from $3 to $20 on costume jewelry) relative to the required display space has led many retailers to outsource the merchandising function to the Company for these product lines. To better serve these customers, in 1982 the Company initiated an innovative sales program through which AAi provides its program customers with store-level management of its products. In fiscal 1998, the sales to customers who utilize the Company's service program accounted for approximately 69.0% of net sales.

    Program customers select the products to be sold in their stores and, in consultation with AAi sales and service personnel, determine the initial order and display requirements. Thereafter, based on POS information, the Company's management adjusts product mix, generates display planograms and determines discounts and markdowns. This information is transmitted to AAi's field service representatives who regularly visit the retailers' stores to replenish and restock displays, reorder product and attend to markdowns and allowances, thereby providing customers with a real-time response to the market. The frequency of service visits is dictated by the size of the store and the number of the Company's products carried by the retailer. The Company has over 1,400 field service representatives.

SALES AND MARKETING

    The Company's seven sales managers have an average of over 17 years of industry experience. The sales force is organized by both distribution channel and product line. The product-based sales approach is dictated by customers since most retailers divide their buyers' responsibilities by product. Sales representatives service existing customers and are responsible for increasing product penetration and solving customer problems.

    The Company markets its products to the retailers by attending trade shows and advertising in industry trade magazines. The Company also maintains showrooms and sales offices domestically in New York City, New York, Cincinnati, Ohio and Bentonville, Arkansas as well as internationally in Toronto, Canada, Mexico City, Mexico, London, England and Hong Kong. The marketing staff is responsible for sales and marketing efforts directed at new customers and for negotiating contract terms for existing and prospective customers. Marketing focuses on designing a customized product and service package for each customer after determining the retailer's specific needs. Often, branded products provide AAi with initial access to a new customer. The Company then leverages the strength of the Company's field service and breadth of its product lines to increase product penetration.

     In addition, since acquiring the Foster Grant brand, the Company has begun to advertise directly to the end-consumer. This includes relaunching the "Who's That Behind Those Foster Grants" campaign, featuring Cindy Crawford, global promotions and public relations efforts aimed at increasing awareness of the Foster Grant brand. Also, the Company has launched a co-branded line of Ironman Triathlon(R) sports sunglasses.

INTELLECTUAL PROPERTY AND LICENSES

    Proprietary Trademarks. The Company owns trademarks in the words and designs used on or in connection with many of its products. The Company has registered a variety of trademarks under which it sells a number of its products, including Foster Grant. The level of copyright and trademark protection available to the Company for proprietary words, phrases and designs varies depending on several factors including the degree of originality and the distinctiveness of the associated trademarks and design.

    Licenses. In 1992, AAi began distributing licensed products pursuant to an agreement with Disney Enterprises, Inc. The Company currently holds numerous non-exclusive licenses from various licensors to market products with classic cartoon characters and other images or under other brand names and trademarks. Many of the Company's license agreements limit sales of products to certain market categories. The Company pays each of these licensors a royalty on sales of licensed products. The Company's licenses generally are for terms of one to three years. The license agreements generally require minimum annual payments and certain quality control procedures and give the licensor the right to approve products licensed by the Company. Typically, the licensor may terminate the license if specified minimum levels of annual net sales for licensed products are not met or for failure by the Company to comply with the material terms of the license. Certain licenses require minimum advertising expenditures by the Company and also require the Company to make lump-sum payments in the event of a change of ownership. Accordingly, the Company's licensing arrangements are dependent primarily upon maintaining a good relationship between the Company and its licensors. The Company believes it has good relationships with its licensors and has generally been able to obtain renewals of expired licenses and to obtain the required approval for licensed products.

     Most of the Company's license agreements are non-exclusive, of short duration and may be terminated if the Company fails to comply with any material terms thereof. There can be no assurance that any of these relationships with licensors will continue, that such agreements will be renewed or that the Company will be able to obtain licenses for additional brands. If the Company were unable in the future to obtain such licenses on terms it deems reasonable, it would be required to modify its marketing plans and could be forced to rely more heavily on its proprietary brands or generic product sales, which could materially adversely affect its business, financial condition and results of operations.

PRODUCT DESIGN, SOURCING AND ASSEMBLY

    Product Design. AAi's in-house design staff develops new products in line with the current and anticipated trends for each season. For licensed brands, the Company works extensively with the licensor in approving each detail of the new products. The Company believes that its future success will depend, in part, on its ability to enhance its existing product lines and develop new styles and products to meet an expanding range of customer and consumer requirements.

    Sourcing and Assembly. The Company outsources manufacturing for all of its products, 75% of which is sourced to manufacturers in Asia through a joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. The joint venture is co-owned with a Hong Kong investor who provides on-site management. The joint venture monitors production and ensures that products meet the Company's quality standards. The Company also utilizes domestic manufacturers to accommodate short delivery lead times or when otherwise necessary. The Company believes that the quality and cost of the products manufactured by its suppliers provide it with a significant competitive advantage. In addition, sourcing the majority of its products through the joint venture enables the Company to better control costs, monitor product quality, manage inventory and provide efficient order fulfillment.

COMPETITION

    The optical products and accessories industries are highly competitive. There are numerous competitors for each of its product lines both in the retail channels serviced by the Company and in its other channels of distribution. Competitors include numerous accessory vendors, including those with their own retail stores, smaller independent specialty manufacturers, and in the case of costume jewelry and reading glasses, divisions or subsidiaries of large companies with greater financial or other resources than those of the Company. Certain of these competitors control licenses for widely recognized images, such as cartoon or movie characters which could provide them with a competitive advantage. The Company may also experience increased competition from suppliers of upscale fashion accessories seeking to enter the mass merchandise market.

    There are significant costs associated with the design, production and installation of display fixtures for new customers. Furthermore, many retailers require a new supplier to buy back the retailer's existing inventory as a condition to changing vendors. These inventory costs can be substantial and serve as a barrier to entry for both competitors attempting to reach the Company's existing customers as well as for the Company in obtaining new customers.

    AAi competes on the basis of diversity and quality of its product designs, the breadth of its product lines, product availability, price and reputation as well as customer service and support programs. The Company has many competitors with respect to one or more of its products but believes that there are few competitors that distribute products with the same product diversity and service quality as the Company.

EMPLOYEES

    As of March 15, 1999, the Company had approximately 700 full-time employees and 1,400 part-time employees, none of whom were represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal executive office is located at 500 George Washington Highway, Smithfield, Rhode Island. AAi's primary distribution facilities are adjacent to its recently expanded headquarters, which together are 180,000 square feet.

    The following table describes the material properties owned and leased by
AAi:

                                                                           USE
                                                                           ---
    OWNED PROPERTY:

                                              Warehousing & Distribution, Product Showroom and Sales
      Smithfield, Rhode Island                Office and Office Administration

    LEASED PROPERTIES:

      New York, New York                      Product Showroom and Sales Office

      Bentonville, Arkansas                   Product Showroom and Sales Office

      Cincinnati, Ohio                        Sales Office

      Warren Avenue, Providence,
          Rhode Island (a)                    Warehousing

      Carpenter St., Providence,
         Rhode Island (a)                     Warehousing

      Toronto, Canada                         Product Showroom and Sales Office

      Newcastle Under Lyme,
         Staffordshire, United Kingdom        Warehousing & Distribution and Office Administration

----------
(a) Leased to AAi from related parties. See "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

    The Company is subject to legal proceedings in the ordinary course of business. While the outcome of law suits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial condition, results of the operation or cash flow of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

================================================================================
                                    PART II
================================================================================

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    All of the Common Stock of the Company is held by affiliates and certain directors and officers of the Company; thus, no trading market exits for such stock.

ITEM 6. SELECTED FINANCIAL DATA

         The following table contains selected consolidated financial data for the Company and is qualified in its entirety by the more detailed consolidated financial statements of the Company included herein. The data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                         YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------      YEAR ENDED
                                             1994        1995         1996(a)        1997(a)    JANUARY 2, 1999(a)
                                          ----------- ----------- -------------  -------------  ------------------
                                                                    (DOLLARS IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
  Net sales...........................      $76,611     $88,050      $ 86,336       $149,411          $160,325
  Cost of goods sold..................       37,096      43,690        47,871         77,928            88,823
                                            -------     -------      --------       --------           -------
  Gross profit........................       39,515      44,360        38,465         71,483            71,502
  Operating expenses..................       36,441      34,782        37,524         65,323            78,135
                                            -------     -------      --------       --------           -------
  Income from operations..............        3,074       9,578           941          6,160           (6,633)
  Interest expense....................         (342)     (1,031)       (1,469)        (4,214)          (7,010)
  Other (expense) income, net.........           88         (80)         (331)            31               490
                                            -------     -------      --------       --------        ----------
  Income before taxes.................        2,820       8,467          (859)         1,977          (13,153)
  Income tax benefit (expense)........           --         (42)          948         (1,162)               --
                                            -------     -------      --------       --------        ----------
  Net income..........................        2,820       8,425            89            815          (13,153)
  Dividends and accretion
    on preferred stock(b).............           --          --         1,123          2,496             2,779
                                            -------     -------      --------       --------            ------
  Net income (loss) applicable to
    common shareholders...............        2,820       8,425        (1,034)        (1,681)         (15,932)
  Pro forma income tax adjustment(c)..       (1,128)     (3,370)         (604)            --                --
                                            -------     -------      --------       --------        ----------
  Pro forma net income (loss)
    applicable to common shareholders       $ 1,692     $ 5,055      $ (1,638)      $ (1,681)       $ (15,932)
                                            =======     =======      ========       ========         =========

OTHER DATA:
  Depreciation and amortization.......      $   628     $   783      $  1,868       $  8,248           $12,792
  Cash flow from operating activities.        2,265       1,818        (1,892)         1,886           (3,903)
  Cash flow from investing activities.       (1,891)     (2,104)      (12,825)        (9,363)         (29,753)
  Cash flow from financing activities.         (600)        259        16,159          8,779            33,084
  EBITDA(d)...........................        3,790      10,281         2,488         14,439             6,649
  Capital expenditures(e).............        1,552       1,555         1,572          7,583            16,882

                                                                  AS OF DECEMBER 31,
                                               -------------------------------------------------------         AS OF
                                                  1994           1995           1996           1997          JANUARY 2, 1999
                                               ----------     ----------     ----------     ----------   -------------------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital.....................          $  4,436       $  7,795       $    687       $  5,936          $ 31,346
  Total assets........................            16,773         25,187         82,010         93,746           126,498
  Total debt(f).......................             2,593          5,542         35,588         44,960            78,982
  Preferred securities(g).............                --             --         24,338         26,918            29,771
  Total shareholders' equity(deficit).             4,890         11,523         (5,281)        (7,359)          (23,502)

----------

(a) Includes the results of operations of the acquired businesses from the respective dates of acquisition: Tempo Division of Allison Reed Group, Inc. ("Tempo") in June 1996, Foster Grant US in December 1996, Superior

    Jewelry Company ("Superior") in July 1997, Eyecare Products UK Ltd. ("Foster Grant UK") in March 1998 and Fantasma, LLC ("Fantasma") in June 1998.

(b) Reflects a reduction from net income for the accretion and noncash dividends on Series A Preferred Stock. See Note 10 of the Notes to the Company's Consolidated Financial Statements.

(c) The Company was an S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996. Pro forma income taxes, assuming the Company was subject to C corporation income taxes, have been provided, in the accompanying statement of operations for 1994, 1995 and 1996, at an estimated statutory rate of 40%.

(d) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, AAi believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry because it is an indicator of the earnings available to meet the Company's debt service obligations. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining AAi's operating performance or liquidity which is calculated in accordance with GAAP.

(e) Does not include capital assets acquired in connection with the acquisitions of the Tempo, Foster Grant US, Superior, Foster Grant UK and Fantasma.

(f) Includes amounts outstanding under a revolving credit facility, various long-term obligations and subordinated promissory notes payable to shareholders at each applicable period.

(g) Includes preferred stock of Foster Grant Holdings, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These risks and uncertainties include the substantial leverage of the Company, customer concentration and consolidation, dependence on licensed brands, a single site distribution facility, a limited number of delivery companies, operating in international economies, unpredictability of discretionary consumer spending, competition, susceptibility to changing consumer preferences and successful conversion of computer systems and implementation of Year 2000 readiness programs, as well as those described in the Company's Registration Statement on Form S-4 declared effective on November 16, 1998 (SEC File No. 333-61119). The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere.

OVERVIEW

     The Company is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories primarily to mass merchandisers, chain drug stores/combo stores/supermarkets and variety stores in North America and the United Kingdom. As a value-added distributor, the Company provides customized store displays, merchandising management and a store-level field service force to replenish and restock displays, reorder product and attend to markdowns and allowances. Upon shipment to the customer, the Company estimates agreed upon future allowances, returns and discounts, taking into account historical experience, and reflects revenue net of these estimates.

     When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. The agreements typically do not contain required minimum sales volumes, but may provide for termination penalties equal to the Company's unamortized cost of product displays provided to the customer. The Company believes its relationships with retailers are dependent upon its ability to efficiently utilize allocated floor space to generate satisfactory returns for its customers. To meet this end, the Company strives to consistently deliver competitively priced products and service programs which provide retailers with attractive gross margins and inventory turnover rates. The Company has historically retained customers from year to year, although retailers may drop or add product lines supplied by the Company. Generally, customer loss has been attributable to such customer going out of business or being acquired by a company which does not carry the Company's product line or has prior relationships with a competitor of the Company.

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

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $20 or less. In December 1996, the Company acquired Foster Grant US, a major marketer and distributor of sunglasses and reading glasses, product lines in which the Company had only minimal sales before the acquisition. Accordingly, the Company's product mix changed dramatically as a result of this acquisition. Net sales of the Company's optical products accounted for approximately 47.3%, 50.7% and 17.4% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively; net sales of the Company's costume jewelry accounted for approximately 40.3%, 43.4% and 74.6% of the Company's net sales in fiscal 1998, 1997 and 1996, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

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

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of $0.9 million, $1.6 million and $2.7 million in fiscal 1998, 1997 and 1996, respectively.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 1998, the Company capitalized approximately $2.3 million of these costs. No such costs were capitalized during fiscal 1996 and 1997. Amortization expense related to these costs was approximately $219,000 for the year ended January 2, 1999.

     Dividends and Accretion on Preferred Stock. The Company has 43,700 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") outstanding, of which 34,200 were issued in May 1996 for gross proceeds of $18.0 million, and an additional 9,500 shares were issued for gross proceeds of $5.0 million in connection with the December 1996 acquisition of Foster Grant US. Beginning on June 30, 2002, shares of the Series A Preferred Stock are redeemable at the option of the holder for an amount equal to the original issue price plus accrued and unpaid dividends yielding a 10% compounded annual rate of return, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Articles of Incorporation) is outstanding. Net loss applicable to common shareholders represents net loss less accretion of original issuance costs and cumulative dividends due on the Series A Preferred Stock.

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was $6.6 million, $14.4 million and $2.5 million in fiscal 1998, 1997 and 1996, respectively.

RECENT SIGNIFICANT ACQUISITIONS

     The Company has grown rapidly through strategic acquisitions in recent years. In June 1998, the Company acquired 80% of the membership interests of Fantasma for $4.1 million in cash. The remaining 20% membership interest of Fantasma is held by Roger Dreyer, president of Fantasma. In connection with the acquisition, Mr. Dreyer and another officer of Fantasma received options to acquire in the aggregate an additional 13% membership interest in Fantasma subject to satisfaction of certain earnings targets in 1998, 1999 and 2000. Based on fiscal 1998 results of operations, options to acquire 3% of Fantasma expired resulting in options to acquire an additional 10% membership interest outstanding at January 2, 1999. AAi's acquisition of Fantasma added watches and clocks to AAi's product lines and Disney and Warner Bros. stores to its customer base. As a result of this transaction, the Company recorded approximately $4.6 million in intangible assets which will be amortized over 10 years.

     In March 1998, the Company acquired certain assets of Foster Grant UK for the aggregate book value of certain acquired assets, including inventory items of $3.3 million and accounts receivable of $1.7 million, less the aggregate amount of trade payables assumed of $1.1 million and bank debt assumed of $1.7 million. In addition, the Company acquired the Foster Grant trademark in the United Kingdom and Europe for $0.7 million, which amount is subject to upward adjustment at the end of 1998 and 1999 based on annual sales, up to a maximum additional payment of $0.7 million. No adjustment to the purchase price is required as result of 1998 sales. As a result of this acquisition, the Company recorded approximately $1.1 million of intangible assets which are being amortized over 20 years.

     In July 1997, the Company acquired the assets of Superior, a distributor of costume jewelry to chain drug stores and mass merchandisers in the United States. The Company paid $2.7 million in cash, including a contingent cash payment of $875,000 and assumed certain liabilities in the amount of $4.1 million. The purchase price is subject to upward adjustment based on 1998 earnings attributable to Superior operations, up to a maximum amount of $2.0 million. No adjustment is required as a result of 1998 operating results to the purchase price. As a result of this acquisition, the Company recorded approximately $3.5 million of goodwill which is being amortized over 10 years.

     In December 1996, the Company, through a newly-formed subsidiary, Foster Grant Holdings, Inc. ("FG Holdings") acquired Foster Grant US, a marketer and distributor of sunglasses, reading glasses and eyewear accessories in the United States and Canada. The consideration consisted of $10.0 million in cash, assumed liabilities in the amount of $34.0 million and 100 shares of redeemable non-voting preferred stock of FG Holdings (the "FG Preferred Stock") initially valued at $750,000. The redemption value of the FG Preferred Stock is subject to an upward adjustment, based on annual sales of the Foster Grant US operations through the year ending January 1, 2000 or, upon the occurrence of certain specified capital transactions, based upon the valuation of the Company at the time of the transaction. The maximum redemption amount is $4.0 million. As a result of this acquisition, the Company recorded approximately $11.0 million of intangible assets which are being amortized over 40 years. Any difference in the redemption amount from the carrying value of the FG Preferred Stock immediately prior to redemption may be recorded as additional purchase price.

EFFECTS OF ACQUISITIONS

    Historically, the Company has selected acquisition candidates based, in part, on the opportunity to improve their operating results. The Company seeks to leverage its purchasing power, distribution capabilities and lower operating costs to improve the financial performance of its acquired businesses. Results of operations reported herein for each period only include the results of operations for acquired businesses from their respective dates of acquisition. Full year operating results, therefore, could differ materially from those presented.

    The Company has accounted for its acquisitions using the purchase method of accounting. As a result, these acquisitions have affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs are allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the acquisition date. The cost of such assets are then amortized according to the classes of assets and the useful lives thereof. The acquisitions necessitating payment of purchase price in excess of the fair value of the net assets acquired results in intangible assets consisting of goodwill and trademarks which are being amortized on a straight-line basis over a period of 10 to 40 years. Similar future acquisitions or additional consideration paid for existing acquisitions may result in additional amortization expense. In addition, due to the effects of the increased borrowing to finance any future acquisitions, the Company's interest expense may increase in future periods. As of January 2, 1999, net intangible assets as a result of acquisitions was $20.9 million.

CONSOLIDATION OF DISTRIBUTION OPERATIONS

    In the fourth quarter of 1998, the Company closed its Texas distribution center and consolidated distribution operations at its expanded Rhode Island facility. AAi expects this restructuring will generate permanent annual operating expense savings of approximately $2.8 million commencing in 1999. In 1998, the Company incurred $5.0 million of expenses related to the closing of the Texas distribution center, including a restructuring charge of $2.6 million for the write-down of disposed assets, the payment of severance benefits and expenses relating to operating inefficiencies.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations:

                                                                YEAR ENDED        YEAR ENDED DECEMBER 31,
                                                             JANUARY 2, 1999        1997          1996
                                                             ---------------        ----          ----

Net sales.............................................             100.0%          100.0%          100.0%

Cost of goods sold....................................              55.4            52.2            55.4
                                                                 -------         -------         -------
Gross profit..........................................              44.6            47.8            44.6
Operating expenses....................................              47.1            43.7            43.5
Restructuring Charge..................................               1.6              --              --
                                                                 -------         -------         -------
(Loss) income from operations.........................              (4.1)            4.1             1.1
Interest expense......................................               4.4             2.8             1.7
Other income (expense), net...........................               0.3              --            (0.4)
                                                                 -------         -------         -------
(Loss) income before taxes and dividends and
  accretion on preferred stock........................              (8.2)            1.3            (1.0)
Income tax (expense) benefit..........................                --            (0.7)            1.1
                                                                 -------         -------         -------
Net (loss) income before dividends and
  accretion on preferred stock........................              (8.2)            0.6             0.1
Dividends and accretion on preferred
  stock...............................................               1.7             1.7             1.3
                                                                 -------         -------         -------
Net loss applicable to
  common shareholders.................................              (9.9)           (1.1)           (1.2)
                                                                 =======         =======         =======

Pro forma tax expense.................................                --              --            (0.7)
                                                                 -------         -------         -------
Pro forma net loss applicable to
  common shareholders.................................              (9.9)%          (1.1)%          (1.9)%
                                                                 =======         =======         =======

YEAR ENDED JANUARY 2, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales. Consolidated net sales were $160.3 million for the year ended January 2, 1999 as compared to $149.4 million for the year ended December 31, 1997, an increase of 7.3% or $10.9 million. The $10.9 million increase in net sales relates to the 1998 acquisitions of Fantasma and Foster Grant UK which contributed $18.0 million of net sales. This increase was partially offset by a decline of $7.1 million of net sales with chain drug stores/combo stores/supermarkets, primarily related to sales of optical products which were adversely impacted by disruptions associated with the relocation of optical distribution activities to the Company's expanded Smithfield, Rhode Island facility.

     Gross Profit. Gross profit was $71.5 million for the year ended January 2, 1999 which was the same as for the year ended December 31, 1997. Gross profit from the aforementioned acquisitions accounted for an $8.0 million increase offset by a decline in net sales in chain drug stores/combo stores/supermarkets, primarily related to optical products. Gross profit as a percentage of net sales decreased to 44.6% from 47.8% due to the decline in sales of optical products (which carry higher margins) and increased shipments of lower margin seasonal and promotional products as well as from the lower margins on Fantasma products.

     Operating Expenses. Operating expenses were $78.1 million for the year ended January 2, 1999 as compared to $65.3 million for the year ended December 31, 1997, an increase of 19.6% or $12.8 million. The increase is attributable to $6.9 million of operating expenses associated with the acquired entities and $5.0 million of expenses related to the closing of the Texas distribution center including the write-down of disposed assets, the payment of severance benefits and operating inefficiencies incurred subsequent to the announcement of the planned closure.

     Interest Expense. Interest expense was $7.0 million for the year ended January 2, 1999 as compared to $4.2 million for the year ended December 31, 1997, an increase of 66.4% or $2.8 million. This resulted from additional borrowings under the Company's credit facilities to fund acquisitions and expanded operations and a higher effective interest rate related to the Notes.

     Income Tax Benefit (Expense). No income tax benefit was recorded for the year ended January 2, 1999 as compared to $1.2 million of expense for the year ended December 31, 1997. During 1998, based on actual and anticipated results, the Company determined that a greater valuation reserve was required. Accordingly, the Company increased the valuation allowance by approximately $3.7 million which offset any benefit that was recognized.

     Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $13.2 million for the year ended January 2, 1999 as compared to net income before dividends and accretion on preferred stock of $815,000 for the year ended December 31, 1997, a decrease of $14.0 million.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $15.9 million for the year ended January 2, 1999 as compared to a loss of $1.7 million for the year ended December 31, 1997, an increase of $14.2 million. The increase was attributable to the $14.0 million decrease in earnings and an increase of $283,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Consolidated net sales were $149.4 million for 1997 compared to $86.3 million for 1996, an increase of 73.1% or $63.1 million. The increase was primarily due to a full year of sales attributable to Foster Grant US operations and six months of sales attributable to Superior operations in 1997, which accounted for $60.6 million and $5.2 million of the increase, respectively. This increase was partially offset by the loss of two customers in 1997, one as a result of the customer's merger into a retailer that does not offer costume jewelry and the other due to a retailer ceasing operations, which together accounted for an estimated $5.1 million decrease in net sales.

     Gross Profit. Gross profit was $71.5 million for the 1997 as compared to $38.5 million for 1996, an increase of 85.8% or $33.0 million. Gross profit from sales generated from the aforementioned acquisitions accounted for a $35.3 million increase which was partially offset by the decline in gross profit on the two lost customers. Gross profit increased as a percentage of net sales from 44.6% to 47.8%, primarily as a result of an increase in the net sales of optical products (which carry higher margins) and savings related to consolidating purchasing efficiencies. These purchasing efficiencies were a result of increased purchasing volume with selected vendors and the combination of the Company's optical product sourcing with the sourcing of Foster Grant US following the Company's acquisition of Foster Grant US in December 1996.

     Operating Expenses. Operating expenses were $65.3 million or 43.7% of net sales in 1997 compared to $37.5 million or 43.5% of net sales in 1996, an increase of 74.1% or $27.8 million. The increase resulted from the acquisition of entities with $29.0 million of operating expenses, offset by a decrease of $1.2 million of operating expenses in existing businesses.

     Interest Expense. Interest expense was $4.2 million in 1997 compared to $1.5 million in 1996, an increase of 186.9% or $2.7 million. This resulted from interest charged on additional borrowings under the Company's credit facilities to fund acquisitions and expanded working capital and capital expenditure requirements.

     Income Tax Benefit (Expense). Income tax expense was $1.2 million in 1997 compared to an income tax benefit of $948,000 in 1996, an increase of $2.1 million. The Company's consolidated effective income tax rate was 58.8% for 1997, reflecting the impact of nondeductible amortization of intangilble assets for income tax purposes. The Company was operated as a subchapter S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996, and as a result, taxable income or loss of the Company was passed through to the shareholders and reported on their individual tax returns. Accordingly, the Company did not incur federal and state income taxes (except with respect to certain states) for the period prior to June 1, 1996.

     Net Income (Loss). As a result of the factors discussed above, net income before dividends and accretion on preferred stock was $815,000 in 1997 as compared to net income before dividends and accretion on preferred stock of $89,000 in 1996, an increase of 815.7% or $726,000.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $1.7 million for the year ended December 31, 1997, compared to a net loss of $1.0 million for the year ended December 31, 1996, an increase of $647,000. The increase was primarily attributable to the $1.4 million increase in dividends and accretion on Series A Preferred Stock offset by a $726,000 increase in net income over 1996. The increase in dividends and accretion on Series A Preferred Stock is due to an increased number of shares (43,700) being outstanding for the entire year in 1997, as compared to fewer shares (34,200) being outstanding for less than seven months in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At January 2, 1999 the Company had cash and cash equivalents of $2.2 million and working capital of $36.1 million. To date, the Company has funded its operations through credit facilities, issuance of equity and debt securities, and cash generated from operations.

     The Company used $3.9 million of cash for operations during fiscal 1998 compared to generating $1.6 million of cash from operations in fiscal 1997. The cash used in operations in fiscal 1998 was used primarily to fund losses from operations and increases in accounts receivable.

     The Company used $29.8 million in investing activities during fiscal 1998, compared to $9.1 million in 1997. Cash used in investing activities increased in fiscal 1998 as compared to 1997 as a result of cash used in acquisitions and additional expenditures for property and equipment. The cash used in investing activities in fiscal 1998 included $6.4 million for the purchase and expansion of the Company's Smithfield, Rhode Island headquarters, $9.4 million for display fixtures, $5.5 million to acquire certain assets of Foster Grant UK and the Foster Grant trademark for the United Kingdom and Europe, and $4.1 million to acquire an 80% interest in Fantasma. The Company expects its capital expenditure level (excluding cost of display fixtures) to be approximately $1.5 million for fiscal 1999.

     The Company generated $33.1 million from financing activities during fiscal 1998, compared to $8.8 million in 1997. Cash generated from financing activities increased in fiscal 1998 compared to 1997 primarily as a result of the Company's sale of the Notes. On July 21, 1998, substantially all of the net proceeds from the sale of $75.0 million of 10 3/4% Senior Notes were used to pay existing debt.

     The 43,700 shares of Series A Preferred Stock has a redemption value of $28.9 million at January 2, 1999. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 to 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon consummation of a qualified public offering. The holders of the Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

     In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, FG Holdings issued 100 shares of FG Preferred Stock, which are redeemable on February 28, 2000, or earlier upon the occurrence of certain specified capital transactions. The redemption price will range between $1.0 million and $4.0 million depending upon the net sales of sunglasses, reading glasses and accessories by FG Holdings and the Company, and upon the total transaction value.

     The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisition. Potential sources of capital include cash generated from operations, borrowings under the Company's senior credit facility with NationsBank, N.A., as agent and lender (the "Senior Credit Facility"), or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company, if at all, on terms that the Company finds acceptable.

     The Company has substantial indebtedness and significant debt service obligations. As of January 2, 1999, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $79.0 million. The Company had current liabilities of approximately $43.0 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $2.7 million and minimum payments under its operating leases of approximately $1.9 million. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

         The Company had up to $47.3 million available for borrowings under the Senior Credit Facility as of January 2, 1999. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of January 2, 1999, the Company was not in compliance with certain financial covenants under the Senior Credit Facility. The Company received a waiver of such non-compliance from its lenders and is currently negotiating an amendment to the Senior Credit Facility which will modify the financial covenants going forward. If the Company does not successfully negotiate an amendment to the Senior Credit Facility, the Company expects that it will not be in compliance with certain financial covenants in the Senior Credit Facility for fiscal 1999. The Company has received a letter from the Bank stating that it intends to modify the covenants so they are amounts which the Company believes it can attain. The Company believes it will successfully negotiate the amendment, however, there can be no assurance that it will be able to do so.

         The Company's ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated cost savings and revenue growth will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

IMPACT OF INFLATION

    The Company believes that inflation has not had a material effect on its results of operations or financial condition during the past three years.

SEASONALITY AND QUARTERLY INFORMATION

    Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the first half of the fiscal year as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's historical working capital requirements grow through the first three quarters of the year to fund inventory purchases and the growth in accounts receivable. Historically, in the fourth quarter, the Company's working capital requirements have decreased as accounts receivable are collected.

    Quarterly results may also be materially affected by the timing and magnitude of acquisitions, costs related to acquisitions, fluctuations in product cost, changes in product mix, timing of customer orders and shipments and general economic conditions.

YEAR 2000

    The Company uses several application programs written over many years using two-digit fields to define the applicable year, rather than four-digit year fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or a computer shutdown.

    As a result of the Company's growth, AAi is implementing a new information management system which is expected to be Year 2000 compliant. The new system is scheduled for completion by mid-1999. Accordingly, the Company believes that with the successful conversion to the new software, the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company will evaluate the need for contingency planning in the second quarter of 1999 based on the status of the system installation.

    Since Year 2000 compliance is being addressed with the implementation of the Company's new system, the costs of addressing the Year 2000 issue are not separately identifiable. No material additional costs are anticipated at this time.

    The Company has completed a compliance review of its property which uses embedded technology. Although the Company believes that the Year 2000 issue will not pose a significant problem for any of the Company's systems or property utilizing embedded technology, there can be no assurance that the Year 2000 issue will not interfere with the function and use of such property.

         The Company has engaged in formal communications with its major customers and most significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. These major customers and vendors have informed the Company that they are currently addressing the Year 2000 issue and expect to be Year 2000 compliant by mid-1999. While there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company's contingency plan in the event other parties are unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties.

         The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The aforementioned steps being undertaken by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers and vendors. The Company believes that, with the implementation of its new information management system and the other steps being taken, the possibility of significant interruptions of normal operations should be reduced.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 Reporting on the Costs of Start Up Activities, (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start up activities and organization costs to be expensed as incurred. The Company does not believe that the adoption of SOP 98-5 will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The following discussion about the Company's market risk disclosures includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

    INTEREST RATE RISK. The Company is exposed to market risk from changes in interest rates primarily through its borrowing activities. In addition, the Company's ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.

    The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At January 2, 1999, approximately 99% of the carrying values of the Company's long-term debt was at fixed interest rates.

    FOREIGN CURRENCY RISK. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso and the Hong Kong Dollar. In fiscal 1998, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. At January 2, 1999, the Company's net investment in foreign assets was approximately $6.2 million. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the introduction of the Euro dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The index to financial statements is included on page F-1 of this Annual Report and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no changes in or disagreements with accountants on accounting and financial disclosure as defined by Item 304 of Regulation S-K.

================================================================================
                                    PART III
================================================================================

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

    Each director of the Company is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by the shareholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of directors then remaining in office. The holders of the Series A Preferred Stock (the "Preferred Holders," or individually, a "Preferred Holder") have the right, at their option, to designate up to two directors to the Board of Directors, as well as the right to vote on the election of directors at the annual meeting of shareholders. In addition, AAi's Articles of Incorporation provide that, in addition to other events, if the Company is in default of any of its covenants thereunder, the Preferred Holders shall have the right to elect a majority of the members of the Board of Directors. The Company is currently in default of one such covenant. However, the Preferred Holders have not exercised their right to elect a majority of the members of the Board of Directors.

    The Company's shareholders have entered into an agreement that requires them, subject to the rights of Preferred Holders to elect additional directors in the event of default, to vote to fix the number of directors of the Company at seven and elect as directors two persons designated by the Preferred Holders and five persons designated by certain management shareholders. In addition, Weston Presidio Capital II, L.P., the record holder of 17,100 shares (39.1%) of the Series A Preferred Stock, has agreed to vote in favor of Martin E. Franklin (or in the event of his death or disability, the designee of Marlin Capital, L.P.) as a director. See "Certain Relationships and Related Transactions -- Shareholders Agreement." Officers are elected by and serve at the discretion of the Board of Directors.

    The following table sets forth information with respect to each person who is currently a director or executive officer of the Company.

     NAME                             AGE             POSITION WITH THE COMPANY
     ----                             ---             -------------------------

     Gerald F. Cerce .............    51      Chairman, President and Chief Executive Officer

     John H. Flynn, Jr ...........    48      Director and Executive Vice President Sales and
                                              Customer Service

     Stephen J. Carlotti .........    56      Director and Secretary (a)

     Michael F. Cronin * .........    45      Director (a), (b)

     Martin E. Franklin * ........    34      Director

     George Graboys ..............    66      Director (a), (b)

     Felix A. Porcaro, Jr ........    43      Executive Vice President - Marketing and
                                              Product Development

     Robert V. Lallo .............    58      Executive Vice President - Distribution

     Daniel A. Triangolo .........    64      Executive Vice President - International

     Duane M. DeSisto ............    44      Chief Financial Officer, Treasurer, and
                                              Assistant Secretary

----------

* Designated by the Preferred Holders. All other directors were designated by certain management shareholders pursuant to the Shareholders Agreement. See "Certain Relationships and Related Transactions -- Shareholders Agreement."

(a) Member of the Compensation Committee.
(b) Member of the Audit Committee.

    The following is a brief summary of the background of each director and executive officer. Unless otherwise indicated, each individual has served in his current position for at least the past five years.

    Gerald F. Cerce co-founded the Company in 1985 with Mr. Porcaro and has served as the Company's Chairman of the Board since that time. Mr. Cerce also served as Chairman of the Board of AAi's predecessor company, Femic, Inc., a Rhode Island jewelry manufacturer which

Mr. Cerce and Mr. Porcaro acquired in 1972. Mr. Cerce serves on the Board of Trustees of Bryant College and is a former member of the Advisory Board of Citizens Savings Bank.

    John H. Flynn, Jr. joined AAi's predecessor company in 1981 as Vice President. He served as President and Chief Executive Officer of the Company from 1985 to 1998 and has been a Director since 1985. As Executive Vice President of Sales and Customer Service, Mr. Flynn directly manages all sales and service operations for the Company in the U.S. Prior to joining the Company, Mr. Flynn was a service director for K&M Associates, a costume jewelry distributor, and also served as Vice President of Puccini Accessories where he supervised all sales and service operations.

    Stephen J. Carlotti has been a Director of the Company since June 1996. He is an attorney and has been a partner of the firm Hinckley, Allen & Snyder since 1992 and from 1972 to 1989. From 1989 to 1992, he served as Chief Operating Officer and General Counsel of The Mutual Benefit Life Insurance Company. He is also a director of WPI Group, Inc. (a manufacturer of hand held computers and electronic components) and Fleet National Bank.

    Michael F. Cronin has been a Director of the Company since June 1996. Mr. Cronin also serves on the boards of directors of Casella Waste System, Inc. (an integrated waste management company), Tekni Plex, Inc. (a manufacturer of packaging materials), Tweeter Home Entertainment Group, Inc. (a retailer of audio and video consumer electronics products) and several other private growth companies. Since 1991, Mr. Cronin has been the Managing General Partner of Weston Presidio Capital, a venture capital investment firm. He is a graduate of Harvard College and Harvard Business School.

    Martin E. Franklin has been a Director of the Company since 1996. Mr. Franklin has been Chairman and Chief Executive Officer of Marlin Holdings, Inc., the general partner of Marlin Capital, L.P., a private investment partnership, since October 1996. He also serves as Chairman of the Board of Directors of Bolle Inc., a NASDAQ listed company, and as a Director of Specialty Catalog Corp. From May 1996 until March 1998, Mr. Franklin served as Chairman and Chief Executive Officer of Lumen Technologies, Inc., a NYSE company, and served as Executive Chairman from March 1998 until December 1998. Mr. Franklin was Chairman of the Board and Chief Executive Officer of Lumen's predecessor, Benson Eyecare Corporation from October 1992 to May 1996 and President from November 1993 until May 1996. Mr. Franklin was non-executive Chairman and a Director of Eyecare Products plc, a London Stock Exchange company, from December 1993 until February 1999. Mr. Franklin also serves on the boards of a number of privately held companies and charitable organizations. Mr. Franklin received a B.A. in political science from the University of Pennsylvania in 1986.

    George Graboys has served as a Director of the Company since 1996. Mr. Graboys served as Chief Executive Officer of Citizens Bank and Citizens Financial Group, Inc. until he retired in October 1992. From January 1993 to June 1995, Mr. Graboys was Adjunct Professor and Executive-in-Residence at the University of Rhode Island School of Business. From March 1995 to June 1998, Mr. Graboys served as Chairman of the Board of Governors for Higher Education.

The Board oversees the state's three institutions of higher education conducted on eight campuses throughout the state.

    Felix A. Porcaro, Jr. co-founded the Company with Mr. Cerce (his brother-in-law) in 1985, and served as its Vice Chairman of the Board of Directors until 1996. Mr. Porcaro is now the Executive Vice President of Marketing and Product Development and is responsible for the design and merchandising departments and all advertising and public relations activities.

    Robert V. Lallo joined AAi's predecessor company in 1978 as Vice President. He served as the Company's Chief Operating Officer from 1985 to 1998. As Executive Vice President -- Distribution, Mr. Lallo is responsible for all manufacturing, distribution and internal operations of the Company's facilities. Prior to his association with AAi and its predecessor company, Mr. Lallo was Production and Inventory Control Manager, Materials Manager and Director of Operations for Uncas Manufacturing Company.

    Daniel A. Triangolo has been the Executive Vice President of AAi's international operations since 1995. Mr. Triangolo was the founder and President of Danal Jewelry Corporation prior to its acquisition by AAi in 1983.

    Duane M. DeSisto has served as the Company's Vice President and Chief Financial Officer since 1995. Prior to joining AAi, Mr. DeSisto was Chief Financial Officer of Zoll Medical Corporation for nine years.

DIRECTOR COMPENSATION

    Directors who are not employees of AAi receive an annual fee of $10,000, as well as reimbursement for their reasonable expenses. Messrs. Cerce and Flynn do not receive any directors' fees.

ITEM 11. EXECUTIVE COMPENSATION

    Compensation of Executive Management. The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and each of its most highly compensated executive officers who earned more than $100,000 in salary and bonus in fiscal 1998 (together, the "NAMED EXECUTIVE OFFICERS") for the years ended December 31, 1997 and January 2, 1999:

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION(a)    LONG TERM
                                              FISCAL        ----------------------   COMPENSATION          ALL OTHER
      NAME AND PRINCIPAL POSITION              YEAR         SALARY($)      BONUS      OPTIONS(#)        COMPENSATION(b)
      ---------------------------              ----         ---------      -----      ----------        ---------------

    Gerald F. Cerce,.........................  1998         $651,342     $145,000          --              $245,576
      Chairman, President and Chief            1997          661,024        --             --               211,988
         Executive Officer

    John H. Flynn, Jr.,......................  1998          309,236       75,000          --                12,905
      Executive Vice President-Sales and       1997          299,898         --            --                11,151

    Felix A. Porcaro, Jr.,...................  1998          211,673       50,000          --                13,138
      Executive Vice President-Product         1997          204,213         --            --                14,695
         Development and Marketing

    Robert V. Lallo..........................  1998          165,229       45,000          --                 6,069
      Executive Vice President-Distribution    1997          161,131         --            --                 4,988

    Duane M. DeSisto.........................  1998          164,495       45,000          --                 4,460
      Chief Financial Officer, Treasurer and   1997          160,118         --           2,000               3,709
      Assistant Secretary

----------

(a) The aggregate amount of perquisites and other personal benefits received from the Company by each of the Named Executive Officers was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.
(b) Amounts paid in fiscal 1998 represent the following: (1) medical payments reimbursed by the Company to Mr. Cerce ($2,950), Mr. Flynn ($5,225), Mr. Porcaro ($9,270) and Mr. Lallo ($475); (2) the Company's matching contributions under its Qualified 401(k) Plan and Non-Qualified 401(k) Excess Plan for Named Executive Officers as follows: Mr. Cerce ($9,662), Mr. Flynn ($6,090), Mr. Porcaro ($2,500), Mr. Lallo ($4,141) and Mr. DeSisto ($3,206); (3) premiums paid by the Company for term life insurance purchased for the Named Executive Officers and not made available generally to salaried employees in the amount of $150 for each of Messrs. Cerce, Flynn and Porcaro; and (4) premium of $230,000 paid with respect to life insurance purchased by the Company in connection with Mr. Cerce's Supplemental Executive Retirement Plan.

STOCK PLAN

    The Company has established the 1996 Incentive Stock Plan (the "1996 Plan") which provides for the grant of awards covering a maximum of 150,000 shares of Common Stock to officers and other key employees of the Company and non-employees who provide services to the Company or its subsidiaries. Awards under the 1996 Plan may be granted in the form of incentive stock options, non-qualified stock options, shares of common stock that are restricted, units to acquire shares of Common Stock that are restricted, or in the form of stock appreciation rights or limited stock appreciation rights.

    No options were granted to the Named Executed Officers in fiscal 1998. The following table contains information with respect to aggregate stock options held by the Named Executive Officers as of January 2, 1999. Messrs. Cerce, Flynn, Porcaro and Lallo do not hold any stock options. All such options were exercisable as of such date. No stock options were exercised by any Named Executive Officers during fiscal 1998.

                        AGGREGATE YEAR-END OPTION VALUES

                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                       UNDERLYING UNEXERCISED OPTIONS          IN-THE-MONEY
NAME                                           AT FISCAL YEAR 1998           OPTION/SARS($)(a)
----                                           -------------------           -----------------

Duane M. DeSisto..................                   4,000                             0

----------
(a) Based on the January 2, 1999, price of the Common Stock being equal to the exercise price of $50.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements, dated as of May 31, 1996, with certain of its executive officers, including Messrs. Cerce, Flynn, Porcaro, Lallo and DeSisto (collectively, the "Executives," each an "Executive").

    Each employment agreement provides that during the term of the contract the Executive's base salary will not be reduced, will be increased on each anniversary date of the agreement based upon the consumer price index and may be increased based on the Company's performance and the Executive's particular contributions. The employment agreements also stipulate that the Executives will remain eligible for participation in the Company's Executive Bonus Plan and other benefit programs, and that the Company will provide each Executive with an automobile consistent with past practice. The employment agreement of Mr. Cerce further provides for the reimbursement of certain membership and service fees as well as reasonable expenses associated with the performance of his duties in New York City and specifies that the Company will make all annual payments for his Supplemental Employment Retirement Plan.

    Mr. Cerce's agreement provides for an initial ten year term expiring on May 31, 2006, and the employment agreements of Messrs. Flynn, Porcaro, Lallo and DeSisto each stipulate an initial three year term expiring on May 31, 1999, with automatic renewals for successive one year terms thereafter (the "Employment Period"). Upon prior written notice to the Executive, the Company may terminate the agreement "with cause" for (a) the conviction of the Executive for a crime involving fraud or moral turpitude; (b) deliberate dishonesty of the Executive with respect to the Company or its subsidiaries; or, (c) except under certain circumstances as specified in the agreement, the Executive's refusal to follow the reasonable and lawful written instructions of the Board of Directors with respect to the services to be rendered and the manner of rendering such services by the Executive. In addition, an Executive may terminate his agreement at any time by providing written notice to the Company, and the Company may terminate the agreement at any time "without cause" by providing written notice to the Executive. Mr. Cerce's agreement provides that the Company must provide such written notice at least six months prior to termination. Termination "without cause" means termination for any reason other than "cause" as defined and specifically includes the Company's material reduction of the Executive's duties or authority, the disability of the Executive or the Executive's death.

    Under the employment agreements, if the Company terminates an agreement "without cause," the Company is obligated to provide the Executive monthly severance benefits consisting of one-twelfth of the sum of Executive's then current annual base salary and the Executive's most recent bonus and to continue coverage under the Company's insurance programs and any ERISA benefit plans. Such payments, insurance coverage and plan participation will continue for at least two years from the date of the Executive's termination, and may be extended for a longer period depending on the Executive's "Non-compete Period" as described below. For Messrs. Cerce and Flynn, the maximum period for severance benefits is five years, for Messrs. Lallo and DeSisto, the comparable maximum period is four years, and for Mr. Porcaro, the comparable maximum period is three years.

    The employment agreements contain confidentiality provisions and provide that during the Employment Period and after termination of the agreement, the Company may restrict the Executive's subsequent involvement in Restricted Business Activities for two years for Messrs. Cerce, Flynn and Lallo and for one year for Messrs. Porcaro and DeSisto following the date of the termination (the "Non-compete Period"). As used in the agreements, "Restricted Business Activities" means the marketing and sale of ladies' and men's consumer soft lines to retail stores, which the Company sold and marketed during the Executive's employment with the Company. Other than with the written approval of the Company, the Executive may not enter into or engage in or have a proprietary interest in the Restricted Business Activities other than the ownership of (a) the stock of the Company held by the Executive, and (b) no more than five percent of the securities of any other company which is publicly held. The Non-compete Period may be extended, at the Company's option, by three years for Messrs. Cerce and Flynn and by two years for Messrs. Porcaro, Lallo and DeSisto, provided that the Company continues to make the payments and provide the benefits described in the preceding paragraph.

EXECUTIVE BONUS PLAN

    The Company maintains an Executive Bonus Plan for the purpose of providing incentives in the form of an annual cash bonus to officers and other key employees. Awards are equal to a percentage of base salaries specified in an annual plan by reference to the Company's target for sales and net income. Bonuses awarded to senior executives are equal to 50% of compensation if the sales and income targets are met. If the targets are not met, the amount of the bonuses, if any, is subject to the discretion of the Board of Directors.

QUALIFIED 401(k) PLAN

    The Company has a qualified 401(k) plan (the "Qualified Plan") that permits all employees to defer, on an elective basis, up to 15% of their salary or wages. Presently, the Company matches 25% of the first 6% of compensation that an employee defers under the Qualified Plan. The amount of elective deferrals for any one employee under the Qualified Plan is limited by the Internal Revenue Code of 1986, as amended (the "Code"). In addition, the amount that an executive employee may defer is subject to nondiscrimination rules which may prevent the executive from deferring the maximum amount. Further, the Qualified Plan may not take into account compensation in excess of specified amounts for any employee in computing contributions under the Qualified Plan. If an employee's elective contributions are reduced or capped under the Qualified Plan, the amount of matching employer contribution also is restricted.

NON-QUALIFIED EXCESS 401(k) PLAN

    In May 1997, the Company established the Non-Qualified Excess 401(k) Plan (the "Non-Qualified Plan") effective as of June 1, 1997. The purpose of the Non-Qualified Plan is to provide deferred compensation to a select group of management or highly compensated employees of the Company as designated by the Board of Directors. Presently, all the Named Executive Officers participate in the Non-Qualified Plan. Under the Non-Qualified Plan, a participant may elect to defer up to 15% of his or her compensation on an annual basis. This amount is credited to the employee's deferred compensation account (the "Deferred Amount"). Under the Non-Qualified Plan, the Company also credits the participant's deferred compensation account for the amount of the matching contribution the Company would have made under the Qualified Plan with respect to the Deferred Amount. All amounts contributed by the employee and by the Company under the Non-Qualified Plan are immediately vested.

    A participant under the Non-Qualified Plan is entitled to receive a distribution of his or her account upon retirement, death, disability or termination of employment. An executive also is eligible to withdraw funds credited to the executive's deferred compensation account in the event of unforeseeable financial hardship. This policy is consistent with the ability of an employee to obtain hardship withdrawals under the Qualified Plan.

    The amount deferred under the Non-Qualified Plan is not includable in the income of the executive until paid and, accordingly, the Company is not entitled to a deduction for any liabilities established under the Non-Qualified Plan until the amount credited to the participant's deferred compensation account is paid to him or her.

    The Company has established a grantor trust effective June 1, 1997 to hold assets to be used for payment of benefits under the Non-Qualified Plan. In the event of the Company's insolvency, any assets held by the trust are subject to claims of general creditors of the Company under federal and state law.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The Company has entered into a Supplemental Executive Retirement Plan (the "Supplemental Plan") with Mr. Cerce the purpose of which is to provide supplemental retirement, death, disability and severance benefits to Mr. Cerce in consideration for his performance of services as a key executive of the Company. In order to fund the Company's obligations under the Supplemental Plan, the Company has purchased an insurance policy insuring the life of Mr. Cerce (the "Policy").

    Under the terms and subject to the conditions contained in the Supplemental Plan, upon Mr. Cerce's voluntary termination of employment for any reason on or after age 60 ("Retirement") or by reason of disability, the Company will pay to Mr. Cerce the existing cash surrender value of the Policy. At the discretion of the Board of Directors of the Company, payment may be made either in a single lump sum or in monthly installments over a ten year period; provided, however, in the event that Retirement occurs within one year after a change of control, the retirement benefit will be paid in a single lump sum.

    In the event that Mr. Cerce dies while employed by the Company, the Company will pay a death benefit to Mr. Cerce's surviving spouse or designated beneficiary equal to the death benefit payable under the Policy. The death benefit will be paid in monthly installments over a fifteen year period unless Mr. Cerce's death occurs within one year after a change of control, in which event, the death benefit will be paid in a single lump sum no later than ninety days after his death.

    In the event that Mr. Cerce's employment with the Company is terminated for any reason other than Retirement, death or disability, Mr. Cerce will be entitled to receive the existing cash surrender value of the Policy, payable at the discretion of the Board of Directors of the Company in a single lump sum or in monthly installments over a ten year period. However, if Mr. Cerce's termination occurs within one year after a change of control, the severance benefit will be paid in a single lump sum.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS AND DIRECTORS AND OFFICERS

    The following table sets forth certain information regarding beneficial ownership of the Company's capital stock as of March 15, 1999, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and executive officers of the Company as a group:

                                                 SERIES A                                                 COMMON STOCK
                                              PREFERRED STOCK               COMMON STOCK                   DILUTED (b)
                                        ---------------------------  ---------------------------  -------------------------
                                           NUMBER OF                    NUMBER OF                   NUMBER OF
                                            SHARES                       SHARES                      SHARES
                                         BENEFICIALLY      PERCENT    BENEFICIALLY     PERCENT    BENEFICIALLY     PERCENT
NAME AND ADDRESS (a)                         OWNED        OF CLASS        OWNED       OF CLASS        OWNED       OF CLASS
--------------------                    -------------  ------------  -------------   ----------  --------------  -----------

Gerald F. Cerce (c).....................       --            --         305,906         50.3%        305,906        29.3%
Felix A. Porcaro, Jr. (c)...............       --            --         171,000         28.1         171,000        16.4
John H. Flynn, Jr.......................       --            --          28,500          4.7          28,500         2.7
Stephen J. Carlotti (d)(e)..............       --            --          36,094          5.9          36,094         3.5
Michael F. Cronin (f)...................   17,100           39.1%        19,000          3.1         190,000        18.2
Martin E. Franklin (g)..................    4,750           10.9             --          --           47,500         4.5
George Graboys..........................       --            --              --          --               --         --
David J. Syner (e)(h)...................       --            --          36,094          5.9          36,094         3.5
Robert V. Lallo ........................       --            --          28,500          4.7          28,500         2.7
Duane M. DeSisto (i)....................       --            --           4,000           *            4,000          *
Weston Presidio Capital II, L.P. (j)....   17,100           39.1         19,000          3.1         190,000        18.2
St. Paul Fire and Marine Insurance
  Company (k)...........................    6,840           15.7          7,600          1.3          76,000         7.3
BancBoston Ventures, Inc. (l)...........    6,840           15.7          7,600          1.3          76,000         7.3
Marlin Capital, L.P. (m)................    4,750           10.9             --           --          47,500         4.5
National City Capital
  Corporation (n).......................    3,420            7.8          3,800           *           38,000         3.6
Brahman Group (o).......................    3,117            7.1             --           --          31,170         3.0
All executive officers and directors
  as a group (10 persons) (p)...........   21,850           50.0        597,000         96.9         815,500        78.0

----------

*   Less than one percent

(a) If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the director or officer, as well as shares held by trusts of which the person is a trustee or in which he has a beneficial interest. All information with respect to beneficial ownership has been furnished by the respective directors and officers.

(b) Includes full conversion of all outstanding shares of Series A Preferred Stock into Common Stock at the current ratio of 1 for 10.

(c) Messrs. Cerce's and Porcaro's business address is 500 George Washington Highway, Smithfield, Rhode Island 02917.

(d) Mr. Carlotti's business address is 1500 Fleet Center, Providence, Rhode Island 02903.

(e) Represents shares of Common Stock held by Mr. Carlotti and David J. Syner, as trustees of the benefit of Mr. Cerce's children.

(f) Mr. Cronin's business address is 1 Federal Street, 21st Floor, Boston, Massachusetts 02110. Includes 19,000 shares of Common Stock and 17,100 shares of Series A Preferred Stock held in the name of Weston Presidio Capital II, L.P. of which Mr. Cronin is a general partner.

(g) Mr. Franklin's business address is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580. Includes 4,750 shares of Series A Preferred Stock held in the name of Marlin Capital, L.P., of which Mr. Franklin's majority-owned company is the sole general partner.

(h) Mr. Syner's business address is 35 Sockanesset Crossroads, Cranston, Rhode Island 02920.

(i) Represents shares that may be acquired pursuant to options which are or will become exercisable within 60 days.

(j) The address of Weston Presidio Capital II, L.P. is 1 Federal Street, 21st Floor, Boston, Massachusetts 02110.

(k) The address of St. Paul Fire and Marine Insurance Company is c/o St. Paul Venture Capital, Inc., 8500 Normandale Lake Boulevard, Suite 1940, Bloomington, Minnesota 55437.

(l) The address of BancBoston Ventures, Inc. is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110.

(m) The address of Marlin Capital, L.P. is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580.

(n) The address of National City Capital Corporation is 1965 E. 6th Street, Suite 1010, Cleveland, Ohio 44114.

(o) The Brahman Group includes Brahman Partners II, L.P., Brahman Institutional Partners, L.P., B.Y. Partners, L.P. and Brahman Partners II Offshore Ltd., which are a "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended (the "Exchange Act"). The address for these shareholders is c/o Brahman Capital Corp., 277 Park Avenue, New York, New York 10172.

(p) Includes 8,000 shares that may be acquired pursuant to options which are or will become exercisable within 60 days.

    All of the Company's shareholders are party to an agreement that requires the parties thereto, subject to the right of the Preferred Holders to elect additional directors in the event of the Company's default on certain covenants, to vote to fix the number of directors of the Company at seven and elect as directors two persons designated by the Preferred Holders and five persons designated by certain management shareholders. See "Certain Relationships and Related Transactions -- Shareholders Agreement."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NOTES PAYABLE TO PREFERRED HOLDERS

    On May 31, 1996, in connection with the Company's sale of shares of its Series A Preferred Stock, the Company issued subordinated promissory notes in the aggregate amount of $2.0 million to certain holders of its Series A Preferred Stock (Weston Presidio Capital II, L.P., BancBoston Ventures, Inc., St. Paul Fire and Marine Insurance Company and National City Capital Corporation). BancBoston Ventures, Inc., an affiliate of BancBoston Securities Inc. and one of the initial purchasers of the Notes, was a holder of a subordinated note in the principal amount of $400,000. The subordinated notes bore interest at an annual rate of 7.04% and were due in 2002. These notes were repaid with a portion of the net proceeds from the sale of the Notes in 1998.

TERMINATION OF S CORPORATION STATUS

    Until the issuance of its Series A Preferred Stock on May 31, 1996, the Company was an S corporation under the Code and comparable state tax laws. As an S corporation, earnings through the date of termination of S corporation status were taxed directly to the S corporation shareholders (Messrs. Cerce, Flynn, Lallo and Porcaro). Upon termination of its S corporation status, the Company issued to the S corporation shareholders previously taxed undistributed earnings in the aggregate amount of $13.3 million. Of the $13.3 million, $10.3 million was paid in cash and $3.0 million was paid by the issuance of subordinated promissory notes, which bore interest at an annual rate of 7.04% and were due in 2006. These notes were also repaid with a portion of the net proceeds of the sale of the Notes in 1998.

    The Company has entered into an indemnification agreement with the S Corporation shareholders relating to potential income tax liabilities resulting from adjustments to reported S corporation taxable income. The S corporation shareholders will continue to be liable for personal income taxes on the Company's income for all periods during which the Company was an S corporation, while the Company will be liable for all income taxes for subsequent periods. The indemnification agreement provides that the Company will distribute to the S corporation shareholders 40% of the amount of additional deductions permitted to be taken by the Company as a C corporation for expenditures made while an S corporation, which result from adjustments initiated by tax authorities.

    During the first and second quarters of 1998, in connection with an income tax audit, the Company made advances totaling $3.4 million to the S corporation shareholders to pay a portion of the income tax owed by them with respect to the Company's S corporation earnings. Upon completion of the sale of the Notes, the shareholders repaid these advances.

LEASES OF RHODE ISLAND WAREHOUSE SITES

    The Company has an operating lease agreement for warehouse facilities with Sunrise Properties, LLC ("Sunrise Properties"), a Rhode Island limited liability company, of which Mr. Porcaro and Linda Cerce, wife of Mr. Cerce and sister of Mr. Porcaro, are members. The Company also has an operating lease agreement for warehouse facilities with 299 Carpenter Street Associates, LLC, a Rhode Island limited liability company of which Sunrise Properties and Messrs. Lallo and Flynn are members. The leased properties are located at 4 Warren Avenue, North Providence, Rhode Island and at 299 Carpenter Street, Providence, Rhode Island. The present annual rental rates for the Warren Avenue and Carpenter Street properties are $191,412 and $279,840, respectively. The Company is responsible for real estate taxes and utilities. Each lease has a three year term ending on December 31, 2001, and grants the Company an option to extend the lease for an additional three year term at the greater of the then fair market rent or the current rent adjusted for the cumulative increase in the consumer price index.

GUARANTY OF MORTGAGE NOTE

    The Company has guaranteed a mortgage note payable by Sunrise Properties in the aggregate amount of $200,000, the outstanding balance of which was approximately $114,000 as of March 15, 1999. The mortgage note has a remaining maturity of three years, and bears interest at a rate of 9.5% annually.

LEASE OF DALLAS, TEXAS SITE

    In December 1996, in conjunction with the purchase of Foster Grant US, the Company entered into a property lease with Lumen Technologies, Inc. (formerly named BEC Group, Inc.) ("Lumen"), the former owner of the Foster Grant US office and distribution center. Martin E. Franklin, a director of the Company, is the chairman of Lumen and Bolle, Inc. The aggregate rental expense for this property was approximately $494,000 per year in both 1997 and 1998. In March 1998, Lumen transferred the Texas property to Bolle, Inc., an affiliated corporation at the time of transfer. In May 1998, Bolle, Inc. sold the Texas property to an independent third party. The Company terminated this lease effective December 1998.

SHAREHOLDERS AGREEMENT

    The Company, the current shareholders and Daniel A. Triangolo, Duane M. DeSisto and Thomas McCarthy are parties to a Tag-along, Transfer Restriction and Voting Agreement (the "Shareholders Agreement") which requires the parties thereto, subject to the right of the Preferred Holders to elect additional directors in the event of the Company's default on certain covenants, to vote to fix the number of directors at seven and to elect as directors two persons nominated by the Preferred Holders and five persons nominated by the other parties to the Shareholders Agreement (the "Management Shareholders"). In a related Letter Agreement, Weston Presidio Capital II, L.P., a Preferred Holder, has agreed to use its best efforts to cause the nomination of and to vote all of its shares of Series A Preferred Stock for the election of Martin E. Franklin (or, in the event of his death or incapacity, the designee of Marlin Capital, L.P.) as a director of the Company, for so long as the

Preferred Holders, in the aggregate, own at least 10% or 4,750 shares of Series A Preferred Stock.

    The Shareholders Agreement also provides that upon the death of a Management Shareholder, the Company will purchase, at an appraised value determined by an independent investment banker, all or a portion of the shares owned by the Management Shareholder at his death. The Company has funded its obligations under the Shareholders Agreement with life insurance policies on the lives of the Management Shareholders in the aggregate amount of $27 million. The Company's obligation to purchase shares upon the death of a Management Shareholder is limited to the life insurance proceeds received upon the death of such Management Shareholder. The Company may not decrease the amount of life insurance coverage without the prior written consent of the affected Management Shareholder.

    The Shareholders Agreement terminates on the earlier of the following: (i) the time immediately prior to the consummation of a Qualified Public Offering as defined in the Articles of Incorporation or (ii) when no shares of the Series A Preferred Stock and no warrants issuable to the Preferred Holders are outstanding, except as a result of the conversion, exchange or exercise of the Series A Preferred Stock or warrants.

OWNERSHIP OF PREFERRED SHARES OF FOSTER GRANT US BY LUMEN

    In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, issued Lumen 100 shares of Preferred Stock of Foster Grant US (the "FG Preferred Stock") which represents all of the issued and outstanding shares of FG Preferred Stock. By its terms, the FG Preferred Stock must be redeemed on February 28, 2000 (the "FG Redemption Date") by payment of an amount ranging from $10,000 to $40,000 per share (the "FG Redemption Amount"), determined with reference to the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ending January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year ending December 31, 1996.

    The Certificate of Incorporation of Foster Grant US also provides for early redemption of the FG Preferred Stock if the Company completes either (i) an initial public offering where the pre-money valuation of the Company equals or exceeds $75.0 million, (ii) a merger or similar transaction where the transaction value equals or exceeds $75.0 million or (iii) a private placement of equity securities representing more than 50% of the outstanding capital stock for consideration of not less than $37.5 million (each a "Redemption Event") prior to the FG Redemption Date. Upon completion of a Redemption Event, in lieu of the FG Redemption Amount, holders of FG Preferred Stock will receive a payment ranging from $35,000 to $40,000 per share (the "Redemption Event Amount"), to be determined with reference to, as the case may be, either the pre-money valuation of the Company immediately prior to the initial public offering or the proceeds of the merger or similar transaction or private equity placement. If a Redemption Event occurs after the FG Redemption Date, in addition to the FG Redemption Amount, holders of FG Preferred Stock will receive a supplemental payment equal to the difference, if any, between the FG Redemption Amount paid to such holders on the FG Redemption Date and Redemption Event

Amount that would have been received had the Redemption Event occurred on or prior to the FG Redemption Date.

INITIAL PURCHASERS OF THE 10 3/4% SENIOR NOTES DUE 2006

    BancBoston Ventures, Inc., an affiliate of BancBoston Securities Inc. and one of the initial purchasers of the Notes, is the beneficial owner of 15.7% of the Company's Series A Preferred Stock and 1.3% of the Common Stock. NationsBank, N.A., an agent and lender under the Company's Senior Credit Facility, is an affiliate of NationsBanc Montgomery Securities LLC, one of the initial purchasers of the Notes. The Company used a portion of the net proceeds from the sale of the Notes to repay all of the outstanding indebtedness under a $400,000 subordinated note due to BancBoston Ventures, Inc. and under the senior credit facility and certain term loans due to NationsBank, N.A.

LEGAL SERVICES

    Stephen J. Carlotti, a partner of Hinckley, Allen & Snyder, is a director and the secretary of the Company and, as trustee, is the holder of 5.9% of the Common Stock. Hinckley, Allen & Snyder provides legal services to the Company.

================================================================================
                                     PART IV
================================================================================

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      FINANCIAL STATEMENTS

         Financial Statements are listed in the index on Page F-1 of this Annual Report.

         (2)      FINANCIAL STATEMENT SCHEDULE

         Schedule II - Valuation and Qualifying Accounts

         (3)      EXHIBITS

EXHIBIT NO.  DESCRIPTION
-----------  -----------

  3.1.1*     Restated Articles of Incorporation of AAi.FOSTERGRANT, Inc.
  3.1.2*     Amended and Restated By-laws of AAi.FOSTERGRANT, Inc.
  4.1*       Indenture dated as of July 21, 1998, by and among AAi.FOSTERGRANT,
             Inc. ("AAi"), its domestic subsidiaries named therein (the
             "Guarantors") and IBJ Schroder Bank & Trust Company, as Trustee,
             with respect to the Series A and Series B 10 3/4% Senior Notes due
             2006.
  4.2*       Purchase Agreement dated as of July 16, 1998, by and among AAi, the
             Guarantors and NationsBanc Montgomery Securities LLC, Prudential
             Securities Incorporated and BancBoston Securities Inc..
  9.1*       Letter Agreement of Weston Presidio Capital II, L.P. regarding voting of the Preferred Stock of AAi dated December 9, 1996.
  9.2*       Tag-Along Transfer Restriction and Voting Agreement among AAi,
             Weston Presidio Capital, II, L.P. and certain other investors and certain shareholders of the Company dated May 31, 1996, as amended on December 11, 1996.

 10.1*       Second Amended and Restated Financing and Security Agreement by and
             among AAi, certain of its Subsidiaries, NationsBank, N.A., as agent, and other lenders party thereto, dated July 21, 1998.
 10.2*       Agreement of Amendment, Termination & Modification between AAi,
             Bolle, Inc., Foster Grant Group, LP and Foster Grant Holdings, Inc.
             dated June 1998.
 10.3*       Stock Purchase Agreement by and among AAi, BEC Group, Inc., Foster
             Grant Group, L.P. and Foster Grant Holdings, Inc., dated May 31,
             1996, as amended by a side letter dated December 11, 1996.
 10.4.1*     Securities Purchase Agreement among AAi, Weston Presidio Capital
             II, L.P. and certain other investors, dated May 31, 1996.
 10.4.2      First Amendment to Securities Purchase Agreement among AAi, Weston
             Presidio Capital II, L.P. and certain other investors, dated
             October 1, 1998.
 10.5*       Registration Rights Agreement among AAi, Weston Presidio Capital
             II, L.P. and certain other investors and certain shareholders of the Company dated May 31, 1996, as amended on December 11, 1996.
 10.6*       Incentive Stock Plan of AAi.+
 10.7*       Employment Agreement between AAi and Gerald F. Cerce dated May 31,
             1996.+
 10.8*       Employment Agreement between AAi and Duane M. DeSisto dated May 31,
             1996.+
 10.9*       Employment Agreement between AAi and John H. Flynn, Jr. dated
             May 31, 1996.+
 10.10*      Employment Agreement between AAi and Robert V. Lallo dated May 31,
             1996.+
 10.11*      Employment Agreement between AAi and Felix A. Porcaro, Jr. dated
             May 31, 1996.+
 10.12*      Supplemental Executive Retirement Plan between AAi and Gerald F.
             Cerce dated September 29, 1994, as amended on December 29, 1995 and
             May 31, 1996.+
 10.13       Executive Bonus Plan.+
 10.14       Non-Qualified Excess 401(k) Plan.+
 21.1*       Subsidiaries of AAi.
 27.1        Financial Data Schedule for the fiscal year ended January 2, 1999.

----------
* Previously filed as an exhibit to the Company's Registration Statement No. 333-61119 on Form S-4 and by this reference is incorporated herein.

+  Management or compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K

         None.

                              AAI.FOSTERGRANT, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AAI.FOSTERGRANT, INC.

                                               /s/ Gerald F. Cerce
Date: April 2 , 1999                       By:_______________________________
                                               Gerald F. Cerce
                                               President and Chief Executive
                                               Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gerald F. Cerce                       /s/ Duane M. DeSisto
_____________________________             ___________________________
Gerald F. Cerce                           Duane M. DeSisto
President, Chief Executive Officer        Chief Financial Officer
and Chairman of the Board                 (Principal Financial Officer)
(Principal Executive Officer)             Date: April 2, 1999
Date: April 2, 1999


/s/ Stephen J. Korotsky                   /s/ Stephen J. Carlotti
_____________________________             _____________________________
Stephen J. Korotsky, Controller           Stephen J. Carlotti, Director
(Principal Accounting Officer)            Date: April 2, 1999
Date: April 2, 1999


/s/ Michael F. Cronin                     /s/ John H. Flynn, Jr.
_____________________________             ___________________________
Michael F. Cronin, Director               John H. Flynn, Jr., Director
Date: April 2, 1999                       Date: April 2, 1999


/s/ Martin E. Franklin                    /s/ George Graboys
_____________________________             ___________________________
Martin E. Franklin, Director              George Graboys, Director
Date: April 2, 1999                       Date: April 2, 1999

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                   AS OF DECEMBER 31, 1997 AND JANUARY 2, 1999
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX

                                                                         PAGE

AAI.FOSTERGRANT, INC.:

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997
     AND JANUARY 2, 1999                                                     F-2

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED
     DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999                          F-3

     CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
     SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE NET INCOME (LOSS)
     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999      F-4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999                          F-5

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-6

FANTASMA, LLC:

     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               F-39

     BALANCE SHEETS AS OF DECEMBER 31, 1997 AND JANUARY 2, 1999             F-40

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
     DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999                         F-41

     STATEMENTS OF MEMBERS' EQUITY FOR THE YEARS ENDED
     DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999                         F-42

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
     DECEMBER 31, 1996 AND 1997 AND JANUARY 2, 1999                         F-43

     NOTES TO FINANCIAL STATEMENTS                                          F-44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
AAi.FosterGrant, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AAi.FosterGrant, Inc. (a Rhode Island corporation) and subsidiaries as of December 31, 1997 and January 2, 1999, and the related consolidated statements of operations, redeemable preferred stock, shareholders' equity (deficit) and comprehensive net income (loss) and cash flows for each of the three years in the period ended January 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AAi.FosterGrant, Inc. and subsidiaries as of December 31, 1997 and January 2 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


                             /S/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1999

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                                      DECEMBER 31,       JANUARY 2,
                                                                                          1997              1999
CURRENT ASSETS:
   Cash and cash equivalents                                                         $         2,779  $         2,207
   Accounts receivable, less reserves of approximately $10,338 and $9,975                     18,323           29,317
   Inventories                                                                                32,795           37,162
   Prepaid expenses and other current assets                                                     734            1,918
   Deferred tax assets                                                                         9,707            3,743
                                                                                     ---------------  ---------------
         Total current assets                                                                 64,338           74,347
                                                                                     ---------------  ---------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                                            -            1,233
   Building and improvements                                                                       -            5,211
   Display fixtures                                                                           11,009           18,755
   Furniture, fixtures and equipment                                                           7,427            8,209
   Leasehold improvements                                                                      2,819            2,824
   Equipment under capital leases                                                                361              918
                                                                                     ---------------  ---------------
                                                                                              21,616           37,150

LESS--ACCUMULATED DEPRECIATION AND AMORTIZATION                                               11,431           19,607
                                                                                      ---------------  ---------------
                                                                                              10,185           17,543
                                                                                     ---------------  ---------------
OTHER ASSETS:
   Advances to officers/shareholders                                                              53               69
   Deferred costs                                                                                  -            2,090
   Deferred tax assets                                                                             -            5,319
   Investments in affiliates                                                                   1,426            1,337
   Intangible assets, net of accumulated amortization of $1,306 and $2,725                    16,600           20,874
   Other assets, net of accumulated amortization of $0 and $219                                1,144            4,919
                                                                                     ---------------  ---------------
                                                                                              19,223           34,608
                                                                                     ---------------  ---------------
         Total assets                                                                $        93,746  $       126,498
                                                                                     ===============  ===============

                                        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                           $        27,598  $         2,576
   Current maturities of long-term obligations                                                 3,331              626
   Deferred compensation-Current portion                                                          30               30
   Accounts payable                                                                           14,117           14,899
   Accrued expenses                                                                           11,221           22,740
   Accrued income taxes                                                                        2,105            2,130
                                                                                     ---------------  ---------------
         Total current liabilities                                                            58,402           43,001
                                                                                     ---------------  ---------------

10 3/4% SERIES B SENIOR NOTES DUE 2006                                                             -           75,000
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                 8,544              780
DEFERRED COMPENSATION, LESS CURRENT PORTION                                                    1,109            1,448
DEFERRED TAX LIABILITIES                                                                         645                -
SUBORDINATED PROMISSORY NOTES PAYABLE TO SHAREHOLDERS                                          5,487                -
COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 15)
REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY                                                       835              909
PREFERRED STOCK, $.01 PAR VALUE:
     Authorized--200,000 shares
     Designated, issued and outstanding-43,700 shares of  Series A Redeemable
       Convertible Preferred Stock, stated at redemption value                                26,083           28,862
                                                                                     ---------------  ---------------

SHAREHOLDERS' DEFICIT:
   Common stock, $.01 par value
     Authorized--4,800,000 shares
     Issued and outstanding--608,000 shares                                                        6                6
   Additional paid-in capital                                                                    270              270
   Accumulated other comprehensive loss                                                          (78)            (289)
   Accumulated deficit                                                                        (7,557)         (23,489)
                                                                                     ---------------  ---------------
         Total shareholders' deficit                                                          (7,359)         (23,502)
                                                                                     ---------------  ---------------
         Total liabilities and shareholders' deficit                                 $        93,746  $       126,498
                                                                                     ===============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                   --------------------YEARS ENDED-------------------
                                                                             DECEMBER 31,                JANUARY 2,
                                                                         1996             1997              1999

NET SALES                                                          $        86,336   $       149,411  $       160,325

COST OF GOODS SOLD                                                          47,871            77,928           88,823
                                                                   ---------------   ---------------  ---------------

         Gross profit                                                       38,465            71,483           71,502

SELLING EXPENSES                                                            26,613            43,589           49,315

GENERAL AND ADMINISTRATIVE EXPENSES                                         10,911            21,734           26,220

RESTRUCTURING CHARGE                                                             -                 -            2,600
                                                                   ---------------   ---------------  ---------------

         Income (loss) from operations                                         941             6,160           (6,633)

EQUITY IN LOSSES OF INVESTMENTS IN AFFILIATES                                 (345)              (63)             (76)

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY                           -               (83)            (187)

INTEREST EXPENSE                                                            (1,469)           (4,214)          (7,010)

OTHER INCOME, NET                                                               14               177              753
                                                                   ---------------   ---------------  ---------------

         (Loss) income before income tax benefit (expense) and
         dividends and accretion on preferred stock                           (859)            1,977          (13,153)

INCOME TAX BENEFIT (EXPENSE)                                                   948            (1,162)               -
                                                                   ---------------   ---------------  ---------------

         Net income (loss) before dividends and accretion on
         preferred stock                                                        89               815          (13,153)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                   1,123             2,496            2,779
                                                                   ---------------   ---------------  ---------------

         Net loss applicable to common shareholders                $        (1,034)  $        (1,681) $       (15,932)
                                                                   ===============   ===============  ===============

PRO FORMA INCOME TAX ADJUSTMENT                                    $          (604)  $             -  $             -
                                                                   ===============   ===============  ===============

PRO FORMA NET LOSS APPLICABLE TO COMMON SHAREHOLDERS               $        (1,638)  $        (1,681) $       (15,932)
                                                                   ===============   ===============  ===============

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON
SHAREHOLDERS                                                       $         (1.75)  $         (2.76) $        (26.20)
                                                                   ===============   ===============  ===============

BASIC AND DILUTED PRO FORMA NET LOSS PER SHARE APPLICABLE TO
COMMON SHAREHOLDERS                                                $         (2.77)  $         (2.76) $        (26.20)
                                                                   ===============   ===============  ===============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      591,000           608,000          608,000
                                                                   ===============   ===============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
       SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE NET INCOME (LOSS),
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                             ACCUMULATED
                                                                                                                OTHER
                                           SERIES A REDEEMABLE CONVERTIBLE                                 COMPREHENSIVE
                                                   PREFERRED STOCK                                         INCOME (LOSS)
                                                                                                            (ALL FOREIGN
                                                           REDEMPTION                           ADDITIONAL    CURRENCY
                                                 SHARES       VALUE          COMMON STOCK         PAID-IN    TRANSLATION
                                                                          SHARES    PAR VALUE     CAPITAL    ADJUSTMENT)
BALANCE, DECEMBER 31, 1995                             -   $       -      570,000   $       6   $     115    $       7
   Issuance of Series A Preferred Stock, net
     of  issuance costs of $536,000               43,700      22,464            -           -           -            -
   Dividends and accretion on Series A
   Preferred Stock                                     -       1,123            -           -           -            -
   Issuance of common stock                            -           -       38,000           -         100            -
   Retirement of treasury stock                        -           -            -           -          (2)           -
   Proceeds from previously issued common
   stock                                               -           -            -           -          57            -
   Foreign currency translation adjustment
   (not  tax effected)                                 -           -            -           -           -            1
   Distributions to shareholders                       -           -            -           -           -            -
   Net income                                          -           -            -           -           -            -

   Comprehensive net income for the year
     ended December 31, 1996
                                               ---------   ---------    ---------   ---------   ---------    ---------
BALANCE, DECEMBER 31, 1996                        43,700      23,587      608,000           6         270            8
   Dividends and accretion on Series A
   Preferred Stock                                     -       2,496            -           -           -            -
   Foreign currency translation adjustment
   (not  tax effected)                                 -           -            -           -           -          (86)
   Distributions to shareholders                       -           -            -           -           -            -
   Net income                                          -           -            -           -           -            -

   Comprehensive net income for the year
     ended  December 31, 1997
                                               ---------   ---------    ---------   ---------   ---------    ---------
BALANCE, DECEMBER 31, 1997                        43,700      26,083      608,000           6         270          (78)
   Dividends and accretion on Series A
   Preferred Stock                                     -       2,779            -           -           -            -
   Foreign currency translation adjustment
   (not tax effected)                                  -           -            -           -           -         (211)
   Net loss                                            -           -            -           -           -            -

   Comprehensive net loss for the year ended
   January 2,1999
                                               ---------   ---------    ---------   ---------   ---------    ---------
BALANCE, JANUARY 2, 1999                          43,700   $  28,862      608,000   $       6   $     270    $    (289)
                                               =========   =========    =========   =========   =========    =========


                                               RETAINED                              TOTAL
                                               EARNINGS                          SHAREHOLDERS   COMPREHENSIVE
                                             (ACCUMULATED      TREASURY STOCK       EQUITY       NET INCOME
                                               DEFICIT)      SHARES       COST     (DEFICIT)       (LOSS)
BALANCE, DECEMBER 31, 1995                   $  11,520        47,538   $    (125)  $  11,523      $       -
   Issuance of Series A Preferred Stock, net
     of  issuance costs of $536,000                  -             -           -           -              -
   Dividends and accretion on Series A
   Preferred Stock                              (1,123)            -                  (1,123)             -
   Issuance of common stock                          -             -           -         100              -
   Retirement of treasury stock                   (123)      (47,538)        125           -              -
   Proceeds from previously issued common
   stock                                             -             -           -          57              -
   Foreign currency translation adjustment
   (not  tax effected)                               -             -           -           1              1
   Distributions to shareholders               (15,928)            -           -     (15,928)             -
   Net income                                       89             -           -          89             89
                                                                                                  ---------
   Comprehensive net income for the year
     ended December 31, 1996                                                                      $      90
                                             ---------     ---------   ---------   ---------      =========
BALANCE, DECEMBER 31, 1996                      (5,565)            -           -      (5,281)     $       -
   Dividends and accretion on Series A
   Preferred Stock                              (2,496)            -           -      (2,496)             -
   Foreign currency translation adjustment
   (not  tax effected)                               -             -           -         (86)           (86)
   Distributions to shareholders                  (311)            -           -        (311)             -
   Net income                                      815             -           -         815            815
                                                                                                  ---------
   Comprehensive net income for the year
     ended  December 31, 1997                                                                     $     729
                                             ---------     ---------   ---------   ---------      =========
BALANCE, DECEMBER 31, 1997                      (7,557)            -           -      (7,359)     $       -
   Dividends and accretion on Series A
   Preferred Stock                              (2,779)            -           -      (2,779)             -
   Foreign currency translation adjustment
   (not tax effected)                                -             -           -        (211)          (211)
   Net loss                                    (13,153)            -           -     (13,153)       (13,153)
                                                                                                  ---------
   Comprehensive net loss for the year ended
   January 2,1999                                                                                 $ (13,364)
                                             ---------     ---------   ---------   ---------      =========

BALANCE, JANUARY 2, 1999                     $ (23,489)            -   $       -   $ (23,502)
                                             =========     =========   =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   ------------------------YEAR ENDED----------------
                                                                             DECEMBER 31,                JANUARY 2,
                                                                         1996             1997              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $            89   $           815  $       (13,153)
   Adjustments to reconcile net income (loss) to net cash (used
     in) provided by  operating activities, net of acquisitions--
   Depreciation and amortization                                             1,868             8,248           12,792
   Equity in losses of investments in affiliates                               345                63               76
   Minority interest in income of consolidated subsidiary                        -                83              187
   Loss on barter transaction                                                    -                 -              187
   Cumulative foreign currency translation adjustment                            1               (86)            (211)
   Amortization of interest costs related to issuance of 10 3/4%
     senior notes due 2006                                                       -                 -              212
   Deferred interest on subordinated promissory notes payable                  205               282              140
   Deferred taxes                                                           (1,695)             (339)               -
   Changes in assets and liabilities, net of effect of
     acquisitions-
     Accounts receivable                                                    (5,087)           (7,410)          (7,706)
     Inventories                                                              (463)            3,797             (199)
     Prepaid expenses and other current assets                                (477)              912               73
     Deferred costs                                                              -                 -           (2,309)
     Accounts payable                                                        3,502            (5,323)          (3,844)
     Accrued expenses                                                       (1,097)             (923)          10,006
     Accrued income taxes                                                      590             1,481             (154)
                                                                   ---------------   ---------------  ---------------
         Net cash (used in) provided by operating activities                (2,219)            1,600           (3,903)
                                                                   ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash received                                       (9,842)           (1,834)          (9,464)
   Purchase of property, plant and equipment                                (1,572)           (7,583)         (16,882)
   Advances to officers/shareholders                                           (32)               (1)          (3,511)
   (Increase) decrease in investments in affiliates                           (761)              460               13
   (Increase) decrease in other assets                                        (266)              (95)              91
                                                                   ---------------   ---------------  ---------------
         Net cash used in investing activities                             (12,473)           (9,053)         (29,753)
                                                                   ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under revolving note payable                  3,311             7,697          (25,022)
   Proceeds from term note payable                                               -                 -           13,222
   Payments on term note payable                                                 -                 -          (13,222)
   Proceeds from issuance of subordinated promissory notes
     payable to shareholders                                                 2,000                 -                -
   Payments on subordinated notes                                                -                 -           (2,132)
   Proceeds from 10 3/4% senior notes due 2006                                   -                 -           75,000
   Costs related to issuance of 10 3/4% senior notes due 2006                    -                 -           (3,713)
   Proceeds from issuance of long-term obligations                           3,445             8,943                -
   Payments on long-term obligations                                        (2,292)           (7,551)         (11,026)
   Payments on deferred compensation                                           (23)              (23)             (23)
   Distributions to shareholders                                           (12,928)             (311)               -
   Proceeds from issuance of preferred stock, net of issuance
   costs                                                                    22,464                 -                -
   Proceeds from issuance of common stock                                      100                 -                -
   Proceeds from previously issued common stock                                 57                 -                -
                                                                   ---------------   ---------------  ---------------
         Net cash provided by financing activities                          16,134             8,755           33,084
                                                                   ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,442             1,302             (572)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  35             1,477            2,779
                                                                   ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $         1,477   $         2,779  $         2,207
                                                                   ===============   ===============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for-
     Interest                                                      $         1,042   $         4,074  $         3,936
                                                                   ===============   ===============  ===============
     Income taxes                                                  $            57   $            50  $           597
                                                                   ===============   ===============  ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
   Conversion of leasehold improvements to building improvements   $             -   $             -  $         1,393
                                                                   ===============   ===============  ===============
   Acquisition of equipment under capital lease obligations        $             -   $           361  $           557
                                                                   ===============   ===============  ===============
   Offset of advances to officers/shareholders against
     subordinated promissory notes payable to
     officers/shareholders                                         $             -   $             -  $         3,495
                                                                   ===============   ===============  ===============
   Increase in cash surrender value of officers life insurance
     policy                                                        $           304   $           263  $           361
                                                                   ===============   ===============  ===============
   Exchange of inventory for barter credits                        $             -   $             -  $           947
                                                                   ===============   ===============  ===============
   Distribution of notes payable to shareholders                   $         3,000   $             -  $             -
                                                                   ===============   ===============  ===============
   Repayment of revolving note payable with term loan              $             -   $         5,972  $             -
                                                                   ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
   During fiscal 1996, 1997 and 1998, the Company acquired
     Tempo, Foster Grant US, Superior, Foster Grant UK and
     Fantasma as described in Note 2.  These acquisitions are
     summarized as follows-
     Fair value of assets acquired, excluding cash                 $        48,635   $         5,950  $        15,672
     Payments in connection with the acquisitions, net of cash
     acquired                                                               (9,842)           (1,834)          (9,464)
                                                                   ---------------   ---------------  ---------------
     Liabilities assumed and notes issued                          $        38,793   $         4,116  $         6,208
                                                                   ===============   ===============  ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

(1)    OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

       AAi.FosterGrant, Inc. and Subsidiaries (the Company) is a value added distributor of accessories such as; optical products, costume jewelry, watches, clocks and other accessories to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom.

       In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing. The components of this charge, which is included in operating expenses in the accompanying fiscal 1998 statement of operations, are as follows (in thousands):

              Severance accrual                  $      1,084
              Write down of assets to be
                 disposed                               1,516
                                                 ------------
                                                 $      2,600
                                                 ============

       The severance accrual represents severance payments due to 40 office and distribution employees. Through January 2, 1999, all of these 40 employees were terminated and severance benefits of $431,000 were paid. The remaining severance accrual at January 2,1999 was $654,000, which will be paid during fiscal 1999.

       On July 21, 1998, the Company issued $75.0 million of 10 3/4% Senior Series A Notes (the Notes) through a Rule 144A offering (see Note 7). The net proceeds received by the Company from the issuance and sale of the Notes, approximately $71.0 million, was used to repay outstanding indebtedness under the credit facility with a bank (see Note 5) and the Subordinated Promissory Notes to shareholders (see Note 9), net of amounts due the Company from certain of these shareholders (see Note 3).

       The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the results of operations of the Company and its majority-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       (b)    Change in Fiscal Year-End

              During 1998, the Company elected to change its fiscal year-end from December 31, to the Saturday closest to December 31.

       (c)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

       (d)    Inventories

              Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                 DECEMBER 31,        JANUARY 2,
                                                     1997               1999
               Finished goods                   $      28,229      $      31,037
               Work-in-process and raw
                 materials                              4,566              6,125
                                                -------------      -------------
                                                $      32,795      $      37,162
                                                =============      =============

              Finished goods inventory consists of material, labor and manufacturing overhead.

       (e)    Advertising Costs

              Advertising costs, which are included in selling expense, are expensed when the advertisement first takes place. Advertising expense was approximately $364,000, $873,000 and $1,061,000 for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. Prepaid advertising production costs were $132,000 at January 2, 1999 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company had no prepaid advertising production costs reported as assets at December 31, 1997.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       (f)    Depreciation and Amortization

              The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of these assets on the straight-line basis over their estimated useful lives as follows:

                                                            ESTIMATED USEFUL
              ASSET CLASSIFICATION                                LIFE

              Building and improvements                         20 years
              Display fixtures                                 1-3 years
              Furniture, fixtures and equipment                3-10 years
              Leasehold improvements                         Term of lease
              Equipment under capital leases                 Term of lease

              The Company has adopted the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of this pronouncement did not have a material effect on the Company's financial position or financial results.

       (g)    Intangible and Other Long-Lived Assets

              Intangible assets consist of goodwill and trademarks, which are being amortized on the straight-line basis over estimated useful lives of 10 to 40 years. Intangible assets primarily relate to the Company's acquisitions of various businesses as discussed in Note 2 to these consolidated financial statements. In determining the estimated lives of these intangible assets, the Company evaluates various factors including but not limited to: nature of business, existing distribution channels, brand recognition of acquired products, customer base and length of time in which an acquired business has been in existence. Amortization expense was approximately $0.2 million, $1.1 million and $1.4 million for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively.

              In accordance with Statement of Financial Accounting Standards
              (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, the Company reviews its long-lived assets (which include intangible assets, deferred costs and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       (h)    Revenue Recognition

              The Company recognizes revenue from product sales, net of estimated agreed-upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

       (i)    Customer Acquisition Costs

              The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of approximately $2.7 million, $1.6 million, and $0.9 million for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively.

              The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 1998, the Company capitalized approximately $2.3 million of these costs in the accompanying consolidated balance sheet. No such costs were capitalized during fiscal 1996 and 1997. Amortization expense related to these costs was approximately $219,000 for the year ended January 2, 1999.

       (j)    Concentration of Credit Risk

              Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. A significant portion of its business activity is with domestic mass merchandisers whose ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for bankruptcy protection; other retailers have begun to consolidate within the industry. The Company sells to certain customers in bankruptcy as well as those consolidating within the industry. To reduce credit risk, the Company routinely assesses the financial strength of its customers and purchases credit insurance as it deems appropriate.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       (k)    Disclosure of Fair Value of Financial Instruments

              The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of the Company's financial instruments, excluding the Notes, approximate fair value. The Company's Notes had a carrying value of approximately $75.0 million at January 2, 1999. The Company has determined the fair value of the Notes based on the current trading prices to be approximately $66.0 million at January 2, 1999.

       (l)    Net Loss Per Share

              In March 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings per Share. This statement established standards for computing and presenting net income
              (loss) per share. This statement is effective for fiscal years ending after December 15, 1997.

              Basic net loss per share applicable to common shareholders was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per share applicable to common shareholders is the same as basic net loss per share applicable to common shareholders as the effects of the Company's potential common stock equivalents are antidilutive. Accordingly, options to purchase a total of 8,000, 14,000 and 12,000 common shares for fiscal 1996, 1997 and 1998, respectively, have been excluded from the computation of diluted weighted average shares outstanding. The 437,000 shares of common stock issuable upon the conversion of the 43,700 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) have also been excluded for all periods presented as they are antidilutive.

              Pro forma net loss per share applicable to common shareholders, which reflects the effects of the pro forma tax provision (see
              Note 3), was determined by dividing pro forma net loss applicable to common shareholders by the basic and diluted weighted average shares outstanding.

       (m)    New Accounting Standards

              In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the adoption of SFAS No. 133 will have a material impact on its financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

              In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, (SOP 98-5) Reporting on the Costs of Start-up Activities. SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. The Company does not believe that the adoption of SOP 98-5 will have a material impact on its financial statements.

       (n)    Reclassifications

              Certain balances from prior years consolidated financial statements have been reclassified to conform with the current year's presentation.

(2)     ACQUISITIONS

       In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. This member and an employee of Fantasma have options to acquire up to an additional 13% interest if certain earnings targets for Fantasma are met in fiscal 1998, 1999 and 2000.

       The acquisition was accounted for using the purchase method; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on the estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded approximately $4.6 million of goodwill, which is being amortized ratably over 10 years.

       On March 5, 1998, the Company acquired certain assets and liabilities of Eyecare Products UK Ltd. (Foster Grant UK), including the Foster Grant trademark in territories not previously owned, for approximately $5.5 million in cash. Foster Grant UK is a marketer and distributor of sunglasses and reading glasses in Europe. The purchase price may be increased by approximately $0.7 million in fiscal 1998 and 1999 based on Foster Grant UK performance. Based on fiscal 1998 activity, there was no increase in the purchase price.

       The acquisition has been accounted for using the purchase method of accounting; accordingly, the results of operations of Foster Grant UK from the date of the acquisition are included in the accompanying consolidated statements of operations. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $1.1 million, which is being amortized on the straight-line basis over 20 years.

       In July 1997, the Company acquired the assets of Superior Jewelry Company (Superior), a distributor of costume jewelry to retail drug stores and discount mass merchandisers in the United States. The Company paid approximately $1.8 million in cash and assumed certain liabilities in the amount of approximately $4.0 million. In addition, the purchase price had a contingent element based on Superior's earnings during fiscal 1997 and 1998. Based on fiscal 1997 activity, the purchase price increased $0.9 million. This amount was accrued for as of December 31, 1997 and recorded as additional goodwill. There was no increase in the purchase price based on fiscal 1998 activity.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       The acquisition was accounted for using the purchase method of accounting; accordingly, the results of operations of Superior from the date of the acquisition are included in the accompanying consolidated statements of operations. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $3.5 million, adjusted to include the additional purchase price for fiscal 1997 activity, which is being amortized on the straight-line basis over 10 years.

       In December 1996, the Company's subsidiary, Foster Grant Holdings, Inc. (FG Holdings), acquired Foster Grant Group, L.P. (Foster Grant US), a subsidiary of BEC Group, Inc. (BEC), and related entities. Foster Grant US is a marketer and distributor of sunglasses, reading glasses and eyewear accessories located in Dallas, Texas. The Company paid $10.0 million in cash and assumed certain liabilities in the amount of approximately $34.0 million. In addition, FG Holdings issued 100 shares of Series A redeemable nonvoting preferred stock (FG Preferred Stock) initially valued at approximately $0.8 million. As discussed in Note 4, the redemption value of this preferred stock is subject to upward adjustment based on annual sales of the FG Holdings operations, as defined, through the years ending January 1, 2000 or upon the occurrence of certain specified capital transactions based upon the transaction value. The maximum redemption amount, as amended, is $4.0 million. Any increase in the redemption amount may be recorded as goodwill when paid. The $10.0 million cash investment was financed by $5.0 million of borrowings through the Company's credit facility and a $5.0 million equity investment in the Company by an investment group led by Marlin Capital, L.P., a related party to BEC (see Note 10).

       The acquisition was accounted for using the purchase method of accounting; accordingly, the results of operations of Foster Grant US from the date of the acquisition are included in the accompanying consolidated statements of operations. The original purchase price was allocated based on the preliminary estimated fair values of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded intangible assets of approximately $11.0 million, which are being amortized on the straight-line basis over 40 years. During fiscal 1997, the preliminary purchase price allocation was finalized. This resulted in (i) a reduction of certain asset carrying amounts of approximately $4.9 million, (ii) an increase in certain liabilities of approximately $2.2 million and (iii) a decrease in the valuation reserve related to the deferred tax assets of approximately $7.0 million resulting in an immaterial increase in goodwill.

       In June 1996, the Company acquired certain assets of the Tempo Division (Tempo) of Allison Reed Group, Inc. The Company paid $1.0 million in cash, assumed certain liabilities in the amount of $0.6 million and issued a $2.0 million non-interest-bearing term note payable to Allison Reed Group, Inc (see Note 6). The payments on this note were subject to potential future downward adjustments based on fiscal 1997 or 1998 sales of Tempo; no such adjustment was required.

       The acquisition was accounted for using the purchase method of accounting; accordingly, the results of operations of Tempo from the date of the acquisition are included in the accompanying consolidated statements of operations. The purchase price was allocated entirely to intangible assets and is being amortized on the straight-line basis over 10 years.

       The following unaudited pro forma summary information presents the combined results of operations of the Company, Foster Grant US, Tempo, Superior, Foster Grant UK and Fantasma as if the acquisitions had occurred at the beginning of 1996, 1997 and 1998. This unaudited pro forma financial information is

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Foster Grant US, Tempo, Superior, Foster Grant UK and Fantasma had been a single entity, nor is it necessarily indicative of the results of operations that may occur in the future. Anticipated efficiencies from the consolidation of the Company, Foster Grant US, Tempo, Superior, Foster Grant UK and Fantasma have been excluded from the amounts included in the unaudited pro forma summary presented below.

                                                                     -----------------------YEARS ENDED------------------
                                                                                DECEMBER 31,               JANUARY 2,
                                                                           1996              1997             1999
                                                                              (In thousands, except per share data)

          Net sales                                                  $       195,231   $       181,992   $       166,457
          Net loss applicable to common shareholders                         (14,683)           (1,794)          (16,285)
          Basic and diluted net loss per share applicable to
             common shareholders                                             (24.84)            (2.95)           (26.78)

(3)    INCOME TAXES

       Income taxes, including pro forma computations, are provided using the liability method of accounting in accordance with SFAS No. 109. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of the deferred tax asset and liability.

       The Company was an S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996 when it issued Series A Preferred Stock. As an S Corporation, the taxable income or loss of the Company was passed through to the shareholders and reported on their individual federal and certain state tax returns. Dividend distributions of approximately $2.9 million in 1996 were made to the shareholders primarily to fund payment of the taxes related to the Company's income. In addition, $10.3 million of cash and $3.0 million of subordinated notes payable (see Note 9) were distributed to the shareholders in 1996 to distribute the previously undistributed after-tax earnings. During 1997, a cash distribution of $0.3 million was made to the S corporation shareholders to distribute a portion of the remaining undistributed after-tax earnings.

       During fiscal 1998, the Company made advances to the S corporation shareholders to pay a portion of the income tax owed by them with respect to the Company's S corporation earnings resulting from an income tax audit. The Company agreed to make advances to these shareholders to pay their tax liabilities, the aggregate amount of which is approximately $3.4 million. These advances are evidenced by promissory notes and bear interest at an annual rate equal to the Applicable Federal Rate (5.21% at January 2, 1999). Principal and accrued interest are payable on demand. These advances and their related interest were offset against the subordinated notes payable to shareholders that were due to these shareholders of approximately $3.5 million. The remaining amounts have been included in long-term other assets in the accompanying consolidated balance sheets.

       Pro forma income taxes, assuming the Company was subject to C corporation income taxes, have been provided in the accompanying statements of operations for 1996 at an estimated statutory rate of 40%.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       Upon termination of the S corporation election, deferred income taxes were recorded for the tax effect of cumulative temporary differences between the financial reporting and tax bases of certain assets and liabilities, primarily deferred costs, accrued expenses and depreciation. These temporary differences resulted in a net deferred income tax asset of approximately $1.9 million. The Company recorded this tax asset as a deferred tax benefit in the 1996 tax provision.

       The components of the income tax benefit (expense) are as follows (in thousands):

                                                                       FOR THE YEARS ENDED
                                                                 DECEMBER 31,                 JANUARY 2,
                                                             1996             1997               1999
       Current-
          Federal                                      $             -   $          (700)  $             -
          State                                                    (51)             (124)              (33)
                                                       ---------------   ---------------   ---------------
                                                                   (51)             (824)              (33)
       Deferred-
          Federal                                                 (766)             (286)           (3,054)
          State                                                   (130)              (52)             (625)
                                                       ---------------   ---------------   ---------------
                                                                  (896)             (338)           (3,679)
                                                       ---------------   ---------------   ---------------
       Increase in valuation allowance                               -                 -             3,712
                                                       ---------------   ---------------   ---------------
       Effect of change in tax status                            1,895                 -                 -
                                                       ---------------   ---------------   ---------------
                                                       $           948   $        (1,162)  $             -
                                                       ===============   ===============   ===============

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                                           FOR THE YEARS ENDED
                                                                  DECEMBER 31,               JANUARY 2,
                                                             1996              1997             1999
       Income tax provision at federal statutory rate          (34.0)%           34.0%            (34.0)%
       Increase (decrease) in tax resulting from-
          State tax provision, net of federal
            benefit                                             (6.0)             6.0              (4.1)
          Nondeductible expenses                                    -            18.7               1.5
          Increase in valuation allowance and other,
            net                                                     -                -             36.6
          Effect of change in tax status                       (70.3)                -                -
                                                        ------------     -------------     -------------
       Actual effective tax rate (benefit) expense            (110.3)            58.7%                -%
                                                        ------------     -------------     -------------
       Pro forma adjustment                                     70.3
       Pro forma effective tax rate                            (40.0)%
                                                        ============

       Deferred income taxes relate to the following temporary differences (in thousands):

                                                                          DECEMBER 31,        JANUARY 2,
                                                                              1997                1999
       Nondeductible reserves                                            $         6,633    $         5,486
       Nondeductible accruals                                                      2,207              1,107
       Customer acquisition costs                                                    714             (1,226)
       Net operating loss carryforwards                                              703                421
       Other                                                                         402               (119)
                                                                         ---------------    ---------------
                Gross deferred tax assets                                         10,659              5,669
       Less--Valuation allowance                                                    (952)            (1,926)
                                                                         ---------------    ---------------
                Net current deferred tax assets                          $         9,707    $         3,743
                                                                         ===============    ===============
       Net operating loss carryforwards                                  $             -    $         7,455
       Tax basis of property and equipment                                          (740)               382
       Other                                                                          95                220
                                                                         ---------------    ---------------
                Gross long term deferred tax (liabilities) assets                   (645)             8,057
       Less--Valuation allowance                                                       -             (2,738)
                                                                          ---------------    ---------------

                Net long term deferred tax (liabilities) assets          $          (645)   $         5,319
                                                                         ===============    ===============

       A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. During 1998, based on the actual and anticipated results, the Company

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       determined that a greater valuation reserve was required. Accordingly, the Company increased the valuation allowance by approximately $3.7 million. The Company has approximately $23.4 million of net operating loss carryforwards which expire through 2018.

       The Company has entered into an indemnification agreement with the shareholders of the Company prior to its conversion to a C corporation relating to potential income tax liabilities resulting from adjustments to reported S corporation taxable income. The shareholders will continue to be liable for personal income taxes on the Company's income for all periods prior to the time the Company ceased to be an S corporation, while the Company will be liable for all income taxes subsequent to the time it ceased to be an S corporation. The indemnification agreement provides that the Company shall distribute to the individual shareholders 40% of the amount of additional deductions permitted to be taken by the Company after its conversion to a C corporation for expenditures made prior to becoming a C corporation, which result from adjustments in the form of a final determination by tax authorities.

(4)    REDEEMABLE NONVOTING PREFERRED STOCK OF A SUBSIDIARY

       In connection with the purchase of Foster Grant US, the Company's wholly owned subsidiary, FG Holdings, issued 100 shares of FG Preferred Stock, which represents all of the issued and outstanding shares of FG Preferred Stock. The FG Preferred Stock, as amended in June 1998 (Note 2), must be redeemed on February 28, 2000 (the FG Redemption Date) by payment of an amount ranging from $1.0 million to $4.0 million (the FG Redemption Amount), determined based on the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ending January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year ended December 31, 1996. Any increase in the redemption amount will be recorded as goodwill.

       The FG Preferred Stock also provides for early redemption of the FG Preferred Stock if the Company completes (i) an initial public offering where the pre-money valuation of the Company equals or exceeds $75.0 million, (ii) a merger or similar transaction where the transaction value equals or exceeds $75.0 million, or (iii) a private placement of equity securities representing more than 50% of the outstanding capital stock for consideration of not less than $37.5 million (each a Redemption Event) prior to the FG Redemption Date. Upon completion of a Redemption Event, in lieu of the FG Redemption Amount, holders of FG Preferred Stock will receive a payment ranging from $3.5 million to $4.0 million (the Redemption Event Amount), to be determined with reference to, as the case may be, either the pre-money valuation of the Company immediately prior to the initial public offering or the proceeds of the merger or similar transaction or private equity placement. If a Redemption Event occurs after the FG Redemption Date, in addition to the FG Redemption Amount, holders of FG Preferred Stock will receive a supplemental payment equal to the difference, if any, between the FG Redemption Amount paid to such holders on the FG Redemption Date and Redemption Event Amount that would have been received had the Redemption Event occurred on or prior to the FG Redemption Date.

       The value of FG Preferred Stock has been recorded as part of the initial purchase of Foster Grant US and was based on the present value of management's best estimate of the expected payment of $1.0 million upon redemption. The accretion of the original value to the $1.0 million estimated redemption value is being recorded as a charge to minority interest in income of subsidiaries in the accompanying consolidated statements of operations. Accretion of this discount for the years ended December 31, 1997 and January 2,1999 was approximately $75,000 and $74,000, respectively.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(5)    CREDIT FACILITIES WITH A BANK

       In July 1998, the Company amended its credit facility with a bank (the Bank Agreement). The amended facility provides for a $60.0 million revolving credit facility, including a $3.0 million letter of credit facility. Use of the proceeds from the facility are limited to refinancing existing term debt, support letters of credit, fund working capital and finance permitted acquisitions and tax distributions, as defined.

       Borrowings under the revolving credit arrangement are limited to the lesser of $60.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (7.75% at January 2, 1999) plus .5% or LIBOR (5.07% at January 2,
       1999) plus 2.25%. The Company has the option of electing the rate; however, the use of the LIBOR is limited. The revolving credit facility expires in July 2003. As of January 2, 1999, the Company had approximately $47.3 million available under this revolving credit facility.

       If the Bank Agreement is terminated by the Company earlier than the expiration date, the Company will be required to pay a termination fee of $0.5 million if terminated within the first year, $0.3 million if terminated within the second year and $0.1 million thereafter. The termination fee will be waived if the debt is refinanced with the bank or if repayment is from proceeds of the Company's initial public offering.

       The credit facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of January 2, 1999, the Company was not in compliance with the above financial covenants. The Company received a waiver for such noncompliance from the Bank and is currently negotiating an amendment to the Bank Agreement which will modify the financial covenants going forward. If the Company does not successfully negotiate the amendment, the Company expects that it will not be in compliance with these financial covenants for fiscal 1999. The Company has received a letter from the Bank stating that it intends to modify the covenants so they are amounts which the Company believes it can attain. Amounts due under this credit facility are secured by the accounts receivable and inventory of the Company and its domestic subsidiaries.

       In October 1998, Foster Grant UK entered into a credit facility with a different bank. The facility provides for a (pound)1.5 million (approximately $2.5 million at January 2, 1999) overdraft line to finance working capital. Repayments under this facility are fluctuating with interest at the bank's base rate (6.25% at January 2, 1999) plus 1.25% if below the facility limit of (pound)1.5 million and 2.25% if in excess of the agreed limit. The facility expires in September 1999. The Company had no borrowings outstanding under this facility at January 2, 1999 and was in compliance with all covenants.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(6)    LONG-TERM OBLIGATIONS

       Long-term obligations consist of the following at December 31, 1997 and January 2, 1999 (in thousands):

                                                          DECEMBER 31,     JANUARY 2,
                                                             1997             1999
Debt refinanced to a three-year term note,
   interest at prime rate plus .5% or LIBOR plus
   2.5% (paid in full in July 1998)                    $       10,000    $            -

Financing lease obligation, payable in monthly
   installments of principal and interest of
   $6,500 through September 2000, interest at 8.75%
   per annum, secured by certain office equipment                 190               126

Capital lease obligation, payable in monthly
   installments of principal and interest of
   $10,903 through November 2000, interest at
   9.0% per annum                                                 335               230

Promissory notes, payable in monthly
   installments of principal and interest through
   February 2000, interest at 7.07% to 9.9% per
   annum, secured by certain factory equipment                    159                55

Capital lease obligation, payable in monthly
   installments of principal and interest through
   November 2001, interest at 8.0% per annum                        -               538

Financing lease obligations, payable in monthly
   installments of principal and interest through
   January 2001, interest at 8.76% to 8.82% per
   annum, secured   by certain factory and office
   equipment                                                      604               433

Term loan payable in connection with Tempo
   acquisition                                                    331                 -

Other                                                             256                24
                                                       --------------    --------------
                                                               11,875             1,406
Less--Current maturities                                        3,331               626
                                                       --------------    --------------
                                                       $        8,544    $          780
                                                       ==============    ==============

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

       In connection with the acquisition of Tempo (see Note 2), the Company entered into a note payable agreement with Allison Reed Group, Inc. whereby the Company is obligated to pay $55,555 a month for 36 months. The present value of this note, $1.8 million, was recorded as part of the initial purchase price allocation. Payments under this note were subject to potential downward adjustments based on sales of the Tempo division, as defined. This note was settled in full during 1998.

       Future maturities of the Company's long-term obligations as of January 2, 1999 are as follows (in thousands):

                  YEAR                               AMOUNT
                  1999                           $          626
                  2000                                      443
                  2001                                      337
                                                 --------------
                                                 $        1,406
                                                 ==============

(7)    10 3/4% SENIOR NOTES OFFERING DUE 2006

       On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4% Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999.

       The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility described in Note 5. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations.

       The Notes are redeemable at the option of the Company on or after July 15, 2002. The Notes will be subject to redemption at the option of the Company, in whole or in part, at various redemption prices, declining from 105.375% of the principal amount to par on and after July 15, 2004. In addition, on or prior to July 15, 2001, the Company may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.750% of the principal amount thereof plus accrued interest to the date of redemption. Upon a change of control, each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest.

(8)    DEFERRED COMPENSATION

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      The Company has deferred compensation agreements with several key employees. The agreements provide for deferred compensation based on increases in net book value, as defined, and for one executive, the cash surrender value of a life insurance policy owned by the Company. The amounts due under these agreements are payable in a lump sum or in annual installments upon certain defined events. The Company incurred approximately $200,000 in expense related to the insurance policy during the years ended December 31, 1996 and 1997 and January 2, 1999. At January 2, 1999, the cash surrender value of the life insurance policy was approximately $1.1 million and is included in other assets in the accompanying consolidated balance sheet.

      The Company also has an obligation to four former employees under a nonqualified deferred compensation plan. Payments of principal and interest are to be made monthly through August 2007. The obligation at January 2, 1999 was $101,418, of which $29,660 is due prior to January 1, 2000. These amounts are included as deferred compensation in the accompanying consolidated balance sheets.

(9)   SUBORDINATED PROMISSORY NOTES PAYABLE TO SHAREHOLDERS

      Coincident with the sale of Series A Preferred Stock (Note 10) and the concurrent change in the Company's tax status (Note 3), the Company issued $2.0 million of subordinated notes payable to the preferred shareholders and made a distribution of $3.0 million in subordinated notes payable to the original common shareholders. These notes bore interest at an annual rate of 7.04%. Approximately 50% of the interest was payable annually and the remaining balance was deferred and payable with the principal on June 1, 2002 for the preferred shareholders and June 1, 2006 for the original common shareholders, subject to acceleration on the closing of an initial public offering. Upon the closing of the Notes offering, the Company paid the amounts due to the preferred shareholders and offset the amounts due to the shareholders with the related advances to these officers/shareholders (see Note 3).

(10)  PREFERRED STOCK

      The Company has 200,000 shares of preferred stock, $.01 par value, authorized and issuable in one or more series with such voting powers, designations, preferences and other special rights and such qualifications, limitations or restrictions, as may be stated in the resolution or resolutions adopted by the Company's Board of Directors providing for the issue of such series and as permitted by the Rhode Island Business Corporation Act. The Company has created one series of preferred stock designated Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). A total of 43,700 shares of Series A Preferred Stock are designated for issuance, all of which are issued and outstanding.

      In May 1996, the Company sold 34,200 shares of Series A Preferred Stock for gross proceeds of $18.0 million. In connection with the acquisition of Foster Grant US (see Note 2) in December 1996, the Company issued an additional 9,500 shares of the Series A Preferred Stock for gross proceeds of $5.0 million.

      The rights, preferences and privileges of Series A Preferred Stock, as amended in June 1998, are as follows:

      CONVERSION

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Shares of the Series A Preferred Stock are convertible into common stock at a rate of 10 shares of common stock for each share of Series A Preferred Stock, adjustable for certain dilutive events. As amended by the Company's shareholders in June 1998, conversion is at the option of the shareholder, but is automatic upon the consummation of an initial public offering resulting in gross proceeds to the Company of at least $20.0 million and at an offering price of at least 137.8% of the original conversion price if the offering is consummated on or before May 31, 1999 and at least 175% of the original conversion price if the offering is consummated after May 31, 1999.

      REDEMPTION

      The holders of the Series A Preferred Stock have the right to require redemption for cash of any unconverted shares, beginning June 30, 2002. The Company will redeem the Series A Preferred Stock equal to 5% of the total number of shares issued and outstanding as of March 31, 2002 on the last day of each March, June, September and December as follows:

                   YEAR ENDING
                   DECEMBER 31,                           PERCENTAGE
                        2002                                  15%
                        2003                                  35
                        2004                                  55
                        2005                                  75
                        2006                                  95
                        2007                                 100

      The Series A Preferred Stock will be redeemed at an amount equal to the original stock price, $526.32 per share, plus accrued and unpaid dividends yielding a 10% compounded annual rate of return (the Redemption Amount). Accordingly, the Series A Preferred Stock has been recorded at its redemption value in the accompanying consolidated balance sheets.

      The holders of the Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock upon certain events such as the sale, merger or dissolution of the Company. In addition, the Company may voluntarily redeem the Series A Preferred Stock at the Redemption Amount as defined above. If the Company voluntarily redeems the Series A Preferred Stock, it must issue the holders of Series A Preferred Stock a warrant to purchase common stock equal to the number of shares the shareholder would have received upon conversion, at a strike price equal to the redemption price at the time of redemption.

      In connection with the proposed issuance of the Notes the preferred shareholders agreed, in June 1998, to suspend their redemption rights until 91 days after the date that any Restrictive Indebtedness, as defined, is no longer outstanding. Restrictive Indebtedness is defined as indebtedness the terms of which restrict the Company's ability to redeem, in whole or part, the Series A Preferred Stock. Restrictive Indebtedness can not exceed $150.0 million or such greater amount as may be approved by the directors designated by the preferred shareholders.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      LIQUIDATION PREFERENCES

      The holders of Series A Preferred Stock have preference in the event of a liquidation, dissolution or winding up of the corporation equal to the Redemption Amount. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A Preferred Stock, the assets shall be distributed ratably among such shareholders in proportion to their aggregate liquidation preference amounts.

      VOTING RIGHTS AND DIVIDENDS

      The holders of the Series A Preferred Stock shall be entitled to vote on all matters based on the number of votes equal to the number of shares into which the shares of Series A Preferred Stock are convertible after December 1, 1996. The holders of a majority of the Series A Preferred Stock shares are entitled to elect two directors. In certain events, defined as Remedy Events, the number of directors of the Company automatically increases to the minimum number sufficient to allow the holders of Series A Preferred Stock to elect a majority of the directors. In June 1998, the preferred shareholders agreed to change the definition of Remedy Events to reduce the minimum amount of consolidated shareholders' equity which the Company is required to maintain dollar for dollar by any payments of certain subordinated notes payable to shareholders (see Note 9).

      Dividends will not be paid on the common stock unless the Series A Preferred Stock receives the same dividends that such shares would have received had they been converted into common stock immediately prior to the record date for such dividend.

(11)  1996 INCENTIVE STOCK PLAN

      In May 1996, the Company adopted the 1996 Incentive Stock Plan (the Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock and other stock rights to purchase up to 50,000 shares of common stock. In May 1998, the Company increased the number of shares of common stock authorized for issuance under the Plan to 150,000. Under the Plan, ISOs may not be granted at less than fair market value on the date of grant and vest in a method determined by the

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Board of Directors, over a term not to exceed 10 years. All options have been granted with exercise prices equal to the fair market value of the Company's common shares as determined by the Board of Directors. Stock option activity for each of the three years in the period ended January 2, 1999, is as follows:

                                                                                                                    WEIGHTED
                                                                                      WEIGHTED                      AVERAGE
                                                                                       AVERAGE                     REMAINING
                                                     NUMBER OF SHARES              EXERCISE PRICE               CONTRACTUAL LIFE
Outstanding, December 31, 1995                                    -                $            -                            -
   Granted                                                    8,000                            50                           10
                                                     --------------                --------------               --------------

Outstanding, December 31, 1996                                8,000                            50                           10
   Granted                                                    6,000                            50                           10
                                                     --------------                --------------               --------------

Outstanding, December 31, 1997                               14,000                            50                          9.5
   Canceled                                                  (2,000)                           50                            -
                                                     --------------                --------------               --------------

Outstanding, January 2, 1999                                 12,000                $           50                          8.5
                                                     ==============                ==============               ==============

Exercisable, December 31, 1996                                8,000                $           50                           10
                                                     ==============                ==============               ==============

Exercisable, December 31, 1997                               14,000                $           50                          9.5
                                                     ==============                ==============               ==============

Exercisable, January 2, 1999                                 12,000                $           50                          8.5
                                                     ==============                ==============               ==============

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options granted to employees be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

      In connection with the acquisition of Fantasma the Company issued options to two employees of Fantasma. The options provide that the employees may purchase up to 13% of Fantasma at the fair market value based upon the purchase price. Certain of these options contain performance criteria and, therefore, will be accounted for as variable options. Based on fiscal 1998 activity, options to purchase 3% of Fantasma had expired resulting in options to purchase 10% of Fantasma outstanding at January 2, 1999.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Had compensation cost for the Company's and Fantasma's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss and net loss per share applicable to common shareholders for the years ended December 31, 1996 and 1997 and January 2, 1999 would have been as follows:

                                                                         DECEMBER 31,                                  JANUARY 2,
                                                              1996                         1997                           1999
Net loss applicable to common
shareholders (in thousands)-
   As reported                                         $      (1,034)                 $      (1,681)                $     (15,932)
   Pro forma                                                  (1,201)                        (1,806)                      (15,999)

 Net loss per share applicable to common
shareholders-
   As reported                                         $      (1.75)                  $      (2.76)                 $     (26.20)
   Pro forma                                                  (2.03)                         (2.97)                       (26.31)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all periods; volatility of 35.53% for all periods; risk-free interest rates of 6.07% for options granted during fiscal 1996, 5.77% for all options granted during fiscal 1997 and 6.00% for all options granted during fiscal 1998 and a weighted average expected option term of 5 years for all periods. The weighted average fair value per share of options granted during the years ended December 31, 1996 and 1997 was $20.87 and $20.60, respectively. The weighted average grant date fair value for an option to purchase a 1% membership interest in Fantasma granted during the year ended January 2, 1999 was approximately $14,400.

(12)  INVESTMENTS

      (a)   Hong Kong

            The Company has an ownership interest in four entities in Hong Kong. These entities provide various services to the Company and each other in connection with purchasing and distributing products. The Company accounts for these investments using the equity method. The net investment in these entities is recorded as investment in affiliates in the accompanying consolidated

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

            balance sheets. The following table summarizes certain financial information for these entities (in thousands):

                                    ---------------FISCAL YEAR-------------
                                          1996         1997          1998
Ownership Interest-
  AAi Hong Kong Limited                    49%           49%          49%
  Milagros (Far East) Limited              49            49           49
  Honest Lion Limited                      49            50           50
  Milagros AAi Asia Limited                 -            49           49

Sales to AAi                        $  11,661     $  15,171    $  35,270
Equity in losses(1)                      (163)          (63)         (76)
Investment balance                      1,455         1,426        1,337

      (1) Amounts relate only to Hong Kong entities and do not include other investments accounted for under the equity method.

      The following table summarizes certain consolidated financial information of the four Hong Kong entities (in thousands):

                                       -------------FISCAL YEAR-------------
                                          1996           1997         1998
Current assets                         $    4,407    $    5,687   $    5,453
Noncurrent assets                           6,608         2,187        6,814
Current liabilities                         8,421         9,978        8,165
Noncurrent liabilities                      1,557         1,563        3,087
Net sales                                  24,454        37,037       22,193
Gross profit                                4,847         1,876        5,273
Loss from operations                         (406)         (129)        (156)
Net loss                                     (406)         (129)        (156)

      (b)   Mexico

            In 1996, the Company acquired a 50% ownership in AAi Joske's S.A. de R.L. De CV (Joske's), an entity engaged in the purchasing and distribution of accessories in Mexico for $0.5 million of inventory. This investment was accounted for under the equity method. In January 1997, the Company acquired an additional 5% ownership interest in Joske's and accordingly has consolidated its financial results in the Company's consolidated financial statements subsequent to December 31, 1996.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(13)  EMPLOYEE BENEFIT PLANS

      (a)   Qualified 401(k) Plan

            The Company has a defined contribution profit sharing plan covering substantially all employees. Under the terms of the profit sharing plan, contributions are made at the discretion of the Company. No contributions were made for the years ended December 31, 1996 and 1997 and January 2, 1999. The profit sharing plan also allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company matches employee contributions equal to 25% of the first 6% of compensation that an employee defers. These matching contributions totaled approximately $87,000, $95,000 and $117,000 for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively.

      (b)   Non-Qualified Excess 401(k) Plan

            In May 1997, the Company established the Non-Qualified Excess 401(k) Plan (the Non-Qualified Plan) effective as of June 1, 1997. The purpose of the Non-Qualified Plan is to provide deferred compensation to a select group of management or highly compensated employees of the Company as designated by the Board of Directors. Under the Non-Qualified Plan, a participant may elect to defer up to 15% of his or her compensation on an annual basis. This amount is credited to the employee's deferred compensation account (the Deferred Amount). Under the Non-Qualified Plan, the Company also credits the participant's deferred compensation account for the amount of the matching contribution the Company would have made under the qualified 401(k) plan with respect to the Deferred Amount. The matching contributions totaled approximately $10,000 and $13,000 for the years ended December 31, 1997 and January 2, 1999, respectively. All amounts contributed by the employee and by the Company under the Non-Qualified Plan are immediately vested. A participant under the Non-Qualified Plan is entitled to receive a distribution of his or her account upon retirement, death, disability or termination of employment.

(14)  RELATED PARTY TRANSACTIONS

      The Company has operating lease agreements with Sunrise Properties, LLC and 299 Carpenter Street Associates, LLC, of which certain officers and shareholders of the Company are partners. The related rental expense charged to operations was approximately $554,000, $471,000 and $471,000 in the years ended December 31, 1996 and 1997 and January 2, 1999, respectively.

      The Company has guaranteed a mortgage note payable by Sunrise Properties, LLC aggregating $200,000. As of January 2, 1999, the outstanding balance of this note was approximately $114,000.

      During 1984, the Company sold 5% of its shares to an officer in exchange for a $100,000 non-interest-bearing promissory note. The proceeds from the note are credited to the common stock account as received. During 1996, the remaining balance under this promissory note was paid to the Company.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      In conjunction with the purchase of Foster Grant US, the Company entered into a lease of the building from which FG Holdings operates with BEC, the former owners of Foster Grant US. A member of the Marlin Capital, L.P. (see Note 2) is the chief executive officer of BEC and a director of the Company. The lease was established in December 1996 and extends for one year with automatic renewal for successive one-year periods unless either party provides notice. Rent expense was approximately $494,000, and $165,000 in the year ended December 31, 1997 and January 2, 1999, respectively. The Company terminated this lease as of January 2, 1999.

      On May 31, 1996, the Company, and its shareholders, including the management shareholders (Management Shareholders), entered into a tag-along, transfer restriction and voting agreement (the Shareholders Agreement). The Shareholders Agreement requires that any Management Shareholder wishing to transfer or sell common stock of the Company to provide right of first refusal and tag-along rights, on a pro rata basis, as defined, to all other shareholders' party to the Shareholders Agreement upon receipt of a third party offer to purchase the applicable restricted shares.

      Upon the death of a Management Shareholder, the personal representative of such Management Shareholder shall sell to the Company such Management Shareholder's shares based on an appraisal value, as defined, provided that the Company's obligation to purchase shares is limited to the amount of any proceeds paid to the Company under insurance policies insuring the life of the Management Shareholder.

      The Shareholders Agreement shall terminate upon the earlier of a qualified public offering, as defined, or when no shares of Series A Preferred Stock and warrants are outstanding, except as a result of the conversion, exchange or exercise of the Series A Preferred Stock or warrants.

(15)  COMMITMENTS AND CONTINGENCIES

      (a)   Letters of Credit

            At January 2, 1999, the Company had irrevocable letters of credit outstanding for the purchase of inventory of approximately $95,000.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      (b)   Operating Leases

            In addition to the operating leases described in Note 14, the Company also has operating leases for its other locations. Future minimum rental payments are as follows (in thousands):

                 1999                                    $      605
                 2000                                           549
                 2001                                           542
                 2002                                            72
                 2003                                            74
                 Thereafter                                     102
                                                         ----------
                                                         $    1,944
                                                         ==========

            The Company had an option to purchase its Smithfield, Rhode Island, facility for $2.3 million. This option became exercisable in April 1993 and extended throughout the term of the lease. On February 10, 1998, the Company exercised this option. During fiscal 1998, the Company expanded this facility resulting in costs of the facility and expansion totaling approximately $6.4 million.

      (c)   Royalties

            The Company has several agreements that require royalty payments based on a percentage of certain net product sales, subject to specified minimum payments. Minimum royalty obligations relating to these agreements as of January 2, 1999 totaled $2.2 million and $0.5 million for 1999 and 2000, respectively. In addition, certain of these agreements require the Company pay additional fees based on a percentage of net product sales. These fees are not subject to minimum payment obligations. In the event the Company transfers its rights under certain of these agreements, a transfer fee would be payable. At January 2, 1999, the minimum aggregate transfer fee due would be no less than $2.6 million.

      (d)   Supply Agreement

            The Company has a supply agreement with a display manufacturer. The agreement requires that the Company purchase 70% of Foster Grant US's annual display purchases, as defined, from this supplier through December 2005. If the Company does not purchase 70% of Foster Grant US's displays from this manufacturer, it is required to make a payment equal to 30% of the annual shortfall. In addition, the Company and BEC are required to cumulatively purchase $32.3 million of displays over the term of this agreement. To the extent that total purchases do not meet this dollar level, the Company is required to make a payment equal to 30% of $32.3 million, less the Company's purchases, BEC's purchases and any amounts paid as a result of the annual shortfall discussed above. As of January 2, 1999, no amounts were due under this agreement as a result of a shortfall.

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      (e)   Litigation

            In the ordinary course of business, the Company is party to various types of litigation for which it has purchased insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results or operations.

            In November 1998, the Company reached a favorable settlement with a customer related to the customer not honoring its purchase commitments under a 1997 agreement. As a result of this settlement, the Company received $950,000 for lost revenues. This settlement is included in other income, net in the accompanying fiscal 1998 consolidated statement of operations.

(16)  SIGNIFICANT CUSTOMERS AND SUPPLIERS

      During the years ended December 31, 1996 and 1997 and January 2, 1999 one customer accounted for approximately 26.8%, 24.7%, and 27.3% of net sales, respectively. This customer's accounts receivable balance represented approximately 23.6% and 32.4% gross accounts receivable as of December 31, 1997 and January 2, 1999, respectively. In addition, another customer accounted for approximately 11.4% of the Company's net sales for the year ended January 2, 1999 and approximately 10.6% of gross accounts receivable as of January 2, 1999. No other customer accounted for 10% or more of the Company's net sales or gross accounts receivable in fiscal 1996, 1997 and 1998.

      The Company currently purchases a significant portion of its inventory from certain suppliers in Asia. Although there are other suppliers of the inventory items purchased, and management believes that these suppliers could provide similar inventory at fairly comparable terms, a change in suppliers could cause a delay in the Company's distribution process and a possible loss of sales, which would adversely affect operating results.

(17)  ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                               DECEMBER 31,      JANUARY 2,
                                                   1997             1999
       Accrued payroll and payroll related
          items                              $         2,010   $         2,164
       Accrued interest                                  140             3,636
       Accrued royalties                                 663             2,190
       Accrued intransit inventory                       852             3,038
       Other accrued expenses                          7,556            11,712
                                             ---------------   ---------------

                                             $        11,221   $        22,740
                                             ===============   ===============

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(18)  SEGMENT REPORTING

      In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

      The Company has determined it has three reportable segments: mass merchandisers, chain drug stores/combo stores/supermarkets, and variety stores. The Company distributes accessories such as, costume jewelry, optical products, watches, clocks and other accessories.

      The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. They are managed separately because each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

                                                    CHAIN DRUG
                                                   STORES/COMBO
                                    MASS              STORES/
        FISCAL 1996             MERCHANDISERS      SUPERMARKETS         VARIETY           OTHER            TOTAL
Net sales                       $      59,055    $         8,742    $        10,981  $         7,558  $        86,336
                                =============    ===============    ===============  ===============  ===============

Interest expense                $       1,005    $           149    $           187  $           128  $         1,469
                                =============    ===============    ===============  ===============  ===============

Depreciation and
   amortization expense         $       1,478    $           125    $           157  $           108  $         1,868
                                =============    ===============    ===============  ===============  ===============

Customer acquisition costs      $       2,495    $             -    $             -  $           205  $         2,700
                                =============    ===============    ===============  ===============  ===============

Segment (loss) profit           $      (1,172)   $          (135)   $        (1,546) $         2,325  $          (528)
                                =============    ===============    ===============  ===============  ===============

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                                       CHAIN DRUG
                                                      STORES/COMBO
                                                        STORES/
         FISCAL 1997            MASS MERCHANDISERS    SUPERMARKETS        VARIETY           OTHER            TOTAL
Net sales                          $     84,343     $        39,545   $        16,243  $         9,280  $       149,411
                                   ============     ===============   ===============  ===============  ===============

Interest expense                   $      2,379     $         1,115   $           458  $           262  $         4,214
                                   ============     ===============   ===============  ===============  ===============

Depreciation and amortization
   expense                         $      4,775     $         1,995   $         1,010  $           468  $         8,248
                                   ============     ===============   ===============  ===============  ===============

Customer acquisition costs         $      1,043     $            --   $           552  $            --  $         1,595
                                   ============     ===============   ===============  ===============  ===============

Segment (loss) profit              $     (1,953)    $         6,099   $        (2,711) $           511  $         1,946
                                   ============     ===============   ===============  ===============  ===============

                                                       CHAIN DRUG
                                                     STORES/ COMBO
                                                        STORES/
         FISCAL 1998            MASS MERCHANDISERS    SUPERMARKETS        VARIETY           OTHER            TOTAL
Net sales                          $    103,559     $        29,801   $        13,835  $        13,130  $       160,325
                                   ============     ===============   ===============  ===============  ===============

Interest expense                   $      4,528     $         1,303   $           605  $           574  $         7,010
                                   ============     ===============   ===============  ===============  ===============

Depreciation and amortization
   expense                         $      8,260     $         1,777   $         1,457  $         1,298  $        12,792
                                   ============     ===============   ===============  ===============  ===============

Customer acquisition costs         $        822     $            --   $            50  $            --  $           872
                                   ============     ===============   ===============  ===============  ===============

Segment (loss) profit              $     (9,013)    $           736   $        (5,603) $           237          (13,643)
                                   ============     ===============   ===============  ===============  ===============

      Revenue from segments below the quantitative thresholds are attributable to five operating segments of the Company. Those segments include department stores, armed forces' PX stores, boutique stores, gift shops, bookstores and catalogues. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and their combined results are presented as other.

      Segment profit (loss) differs from the income (loss) before income tax (expense) benefit and dividends and accretion on preferred stock by the amount of equity in losses of investments in affiliates, minority interest in income of consolidated subsidiary and other income, which are not allocated by segment. Segment assets are not reviewed by the chief operating decision maker.

      Total assets specifically identifiable with each reportable segment are as follows:

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                                         DECEMBER 31,              JANUARY 2,
                                                     1996             1997            1999
Mass merchandisers                              $      11,339    $      13,244   $      25,248
Chain drug stores/combo stores/supermarkets             5,720            6,128           6,368
Variety                                                   991            2,351           1,246
Other                                                   1,560            1,903           5,068
Unassigned assets                                      62,400           70,120          88,568
                                                -------------    -------------   -------------

                                                $      82,010    $      93,746   $     126,498
                                                =============    =============   =============

      The following table identifies sales and long-lived assets by geographic region. Sales are attributed to countries based on location of customer. Assets are attributed based on location.

                                       -------------------------------------FISCAL------------------------------------
                                             1996                            1997                             1998
                                          NET SALES                        NET SALES                       NET SALES
United States                          $       84,075                   $      142,655                  $      144,540
Canada                                          2,261                            5,310                           6,162
Europe                                              -                                -                           7,757
Mexico                                              -                            1,446                           1,866
                                       --------------                   --------------                  --------------

   Total                               $       86,336                   $      149,411                  $      160,325
                                       ==============                   ==============                  ==============

                                                                                LONG-LIVED ASSETS
                                                            DECEMBER 31,                                    JANUARY 2,
                                                                1997                                           1998
      United States                                      $       27,423                                  $       49,112
      Canada                                                        541                                             192
      Europe                                                          -                                           1,492
      Asia                                                        1,426                                           1,337
      Mexico                                                         18                                              18
                                                         --------------                                  --------------

         Total                                           $       29,408                                  $       52,151
                                                         ==============                                  ==============

                     AAi.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(19)  SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

      The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned guarantor subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned are domestic subsidiaries of the Company and they guarantee the notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Separate financial statements of the mostly owned guarantor subsidiary, Fantasma LLC, in which the Company holds an 80% interest, are included after this supplemental consolidating financial information.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                          -----------------------------DECEMBER 31, 1997---------------------------
                                             WHOLLY
                                              OWNED      NON-GUARANTOR
                            COMPANY       SUBSIDIARIES    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                          -------------------------------(IN THOUSANDS)----------------------------
                                                             ASSETS
CONSOLIDATING BALANCE
SHEETS
CURRENT ASSETS:
   Cash and cash
   equivalents            $     2,354     $       183      $      242    $         -    $     2,779
   Accounts
   receivable, net              9,756           7,778             789              -         18,323
   Inventories                 18,922          13,547             326              -         32,795
   Prepaid expenses
   and other current
   assets                         224             233             277              -            734
   Deferred tax assets          4,798           4,908               -              -          9,707
                          -----------     -----------      ----------    -----------    -----------

         Total
         current
         assets                36,054          26,649           1,635              -         64,338

PROPERTY, PLANT  AND
  EQUIPMENT,
  NET                           3,727           6,421              37              -         10,185

OTHER ASSETS                   25,394          10,433             460        (17,064)        19,223
                          -----------     -----------      ----------    -----------    -----------

                          $    65,175     $    43,503      $    2,132    $   (17,064)   $    93,746
                          ===========     ===========      ==========    ===========    ===========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under
   revolving note
   payable                $    12,883     $    14,715      $        -    $         -    $    27,598
   Current maturities
   of long-term
   obligations                  3,361               -               -              -          3,361
   Accounts payable             5,253           8,060             804              -         14,117
   Accrued expenses             7,651           5,283             392              -         13,326
   Due (from) to
   affiliate                      876           2,313             661         (3,850)             -
                          -----------     -----------      ----------    -----------    -----------
         Total
         current
         liabilities           30,024          30,371           1,857         (3,850)        58,402

10 3/4% SENIOR NOTES                -               -               -              -              -

LONG-TERM
OBLIGATIONS, LESS
CURRENT MATURITIES              9,653               -               -              -          9,653

DEFERRED TAX
LIABILITIES                         -             645               -              -            645

SUBORDINATED
PROMISSORY  NOTES
PAYABLE TO
SHAREHOLDERS                    5,487               -               -              -          5,487

REDEEMABLE PREFERRED
STOCK OF A SUBSIDIARY               -               -               -            835            835
                          -----------     -----------      ----------    -----------    -----------

         Preferred
         stock                 26,083             835               -           (835)        26,083
                          -----------     -----------      ----------    -----------    -----------


         Shareholders'
         equity
         (deficit)             (6,072)         11,652             275        (13,214)        (7,359)
                          -----------     -----------      ----------    -----------    -----------

                          $    65,175     $    43,503      $    2,132    $   (17,064)   $    93,746
                          ===========     ===========      ==========    ===========    ===========


                          ----------------------------------------JANUARY 2, 1999--------------------------------------

                                            WHOLLY
                                             OWNED        MOSTLY OWNED   NON-GUARANTOR
                             COMPANY      SUBSIDIARIES    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                          -----------------------------------------(IN THOUSANDS)--------------------------------------
                                                                       ASSETS
CONSOLIDATING BALANCE
SHEETS
CURRENT ASSETS:
   Cash and cash
   equivalents            $        68     $        66     $       104      $     1,969     $         -     $     2,207
   Accounts
   receivable, net             20,699               2           5,088            3,528               -          29,317
   Inventories                 28,643               -           3,878            4,641               -          37,162
   Prepaid expenses
   and other current
   assets                       1,403             132             203              180               -           1,918
   Deferred tax assets          3,743               -               -                -               -           3,743
                          -----------     -----------     -----------      -----------     -----------     -----------

         Total
         current
         assets                54,556             200           9,273           10,318               -          74,347

PROPERTY, PLANT  AND
  EQUIPMENT,
  NET                          16,206               -              24            1,313               -          17,543

OTHER ASSETS                   41,512           7,652           4,357              402         (19,315)         34,608
                          -----------     -----------     -----------      -----------     -----------     -----------

                          $   112,274     $     7,852     $    13,654      $    12,033     $   (19,315)    $   126,498
                          ===========     ===========     ===========      ===========     ===========     ===========


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under
   revolving note
   payable                $     2,576     $         -     $         -      $         -     $         -     $     2,576
   Current maturities
   of long-term
   obligations                    656               -               -                -               -             656
   Accounts payable            10,961             998             406            2,534               -          14,899
   Accrued expenses            16,726           5,622           1,554              968               -          24,870
   Due (from) to
   affiliate                        -           3,757           7,088            2,380         (13,225)              -
                          -----------     -----------     -----------      -----------     -----------     -----------
         Total
         current
         liabilities           30,919          10,377           9,048            5,882         (13,225)         43,001

10 3/4% SENIOR NOTES           75,000               -               -                -               -          75,000

LONG-TERM
OBLIGATIONS, LESS
CURRENT MATURITIES              2,228               -               -                -               -           2,228

DEFERRED TAX
LIABILITIES                         -               -               -                -               -               -

SUBORDINATED
PROMISSORY  NOTES
PAYABLE TO
SHAREHOLDERS                        -               -               -                -               -               -

REDEEMABLE PREFERRED
STOCK OF A SUBSIDIARY               -               -               -                -             909             909
                          -----------     -----------     -----------      -----------     -----------     -----------

         Preferred
         stock                 28,845             926               -                -            (909)         28,862
                          -----------     -----------     -----------      -----------     -----------     -----------


         Shareholders'
         equity
         (deficit)            (24,718)         (3,451)          4,606            6,151          (6,090)        (23,502)
                          -----------     -----------     -----------      -----------     -----------     -----------

                          $   112,274     $     7,852     $    13,654      $    12,033     $   (19,315)    $   126,498
                          ===========     ===========     ===========      ===========     ===========     ===========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                             ---------------------------DECEMBER 31, 1996-----------------------
                                                              WHOLLY
                                                              OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------------------------(IN THOUSANDS)--------------------------
  CONSOLIDATING STATEMENTS OF OPERATIONS

NET SALES                                    $    78,740   $     5,127   $     2,461   $         8   $    86,336
COST OF GOODS SOLD                                43,920         2,778         1,289          (116)       47,871
                                             -----------   -----------   -----------   -----------   -----------

         Gross profit                             34,820         2,349         1,172           124        38,465

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE       33,402         2,745         1,253           124        37,524
                                             -----------   -----------   -----------   -----------   -----------

         Income (loss) from operations             1,418          (396)          (81)            -           941

INTEREST EXPENSE                                  (1,324)          (52)          (93)            -        (1,469)
OTHER INCOME (EXPENSE), NET                         (337)            -             6             -          (331)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES             (617)            -             -           617             -
                                             -----------   -----------   -----------   -----------   -----------

         Income (loss) before income tax
         (expense) benefit and dividends
         and accretion on preferred stock           (860)         (448)         (168)          617          (859)

INCOME TAX (EXPENSE) BENEFIT                         948             -             -             -           948
                                             -----------   -----------   -----------   -----------   -----------

         Net income (loss) before
         dividends and accretion on
         preferred stock                              88          (448)         (168)          617            89

DIVIDENDS AND ACCRETION ON PREFERRED STOCK         1,123             -             -             -         1,123
                                             -----------   -----------   -----------   -----------   -----------

         Net income (loss) applicable to
         common shareholders                 $    (1,035)  $      (448)  $      (168)  $       617   $    (1,034)
                                             ===========   ===========   ===========   ===========   ===========

                                              -------------------------DECEMBER 31, 1997-------------------------
                                                              WHOLLY
                                                               OWNED     NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------------------------(IN THOUSANDS)--------------------------
  CONSOLIDATING STATEMENTS OF OPERATIONS

NET SALES                                     $    78,723   $    63,992   $     6,696   $         -   $   149,411
COST OF GOODS SOLD                                 47,323        27,538         3,067             -        77,928
                                              -----------   -----------   -----------   -----------   -----------

         Gross profit                              31,400        36,454         3,629             -        71,483

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE        31,432        31,130         2,761             -        65,323
                                              -----------   -----------   -----------   -----------   -----------

         Income (loss) from operations                (32)        5,324           868             -         6,160

INTEREST EXPENSE                                   (2,562)       (1,613)          (39)            -        (4,214)
OTHER INCOME (EXPENSE), NET                           200           (49)         (120)            -            31
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES             2,622             -             -        (2,622)            -
                                              -----------   -----------   -----------   -----------   -----------

         Income (loss) before income tax
         (expense) benefit and dividends
         and accretion on preferred stock             228         3,662           709        (2,622)        1,977

INCOME TAX (EXPENSE) BENEFIT                          587        (1,743)           (6)            -        (1,162)
                                              -----------   -----------   -----------   -----------   -----------

         Net income (loss) before
         dividends and accretion on
         preferred stock                              815         1,919           703        (2,622)          815

DIVIDENDS AND ACCRETION ON PREFERRED STOCK          2,496             -             -             -         2,496
                                              -----------   -----------   -----------   -----------   -----------

         Net income (loss) applicable to
         common shareholders                  $    (1,681)  $     1,919   $       703   $    (2,622)  $    (1,681)
                                              ===========   ===========   ===========   ===========   ===========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                             ----------------------------------JANUARY 2, 1999--------------------------------
                                                              WHOLLY        MOSTLY
                                                              OWNED         OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------------------------------(IN THOUSANDS)----------------------------------
   CONSOLIDATING STATEMENT OF OPERATIONS

NET SALES                                    $    89,832   $    44,140   $    10,306   $    16,047   $         -   $   160,325
COST OF GOODS SOLD                                54,566        19,887         6,712         7,658             -        88,823
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Gross profit                             35,266        24,253         3,594         8,389             -        71,502

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE       40,362        28,235         2,747         6,791             -        78,135
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Income (loss) from operations            (5,096)       (3,982)          847         1,598             -        (6,633)

INTEREST EXPENSE                                  (5,970)         (586)         (292)         (162)            -        (7,010)
OTHER INCOME (EXPENSE), NET                          612            16             2          (140)            -           490
EQUITY IN LOSS OF SUBSIDIARIES                    (2,583)            -             -             -         2,583             -
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Income (loss) before income tax
         (expense) benefit and dividends
         and accretion on preferred stock        (13,037)       (4,552)          557         1,296         2,583       (13,153)

INCOME TAX (EXPENSE) BENEFIT                           -             -             -             -             -             -
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Net income (loss) before
         dividends and accretion on
         preferred stock                         (13,037)       (4,552)          557         1,296         2,583       (13,153)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK         2,779             -             -             -             -         2,779
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Net income (loss) applicable to
         common shareholders                 $   (15,816)  $    (4,552)  $       557   $     1,296   $     2,583   $   (15,932)
                                             ===========   ===========   ===========   ===========   ===========   ===========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                             ---------------------------DECEMBER 31, 1996-----------------------
                                                              WHOLLY
                                                              OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ---------------------------(IN THOUSANDS)--------------------------
  CONSOLIDATING STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES         $    (3,131)  $     1,283   $      (371)  $         -   $    (2,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and
   equipment                                      (1,434)         (135)           (3)            -        (1,572)
   Acquisitions, net of cash acquired             (9,842)            -             -             -        (9,842)
   Advances to affiliates                            504        (1,679)            -         1,175             -
   Other investing activities                     (2,338)        1,572          (293)            -        (1,059)
                                             -----------   -----------   -----------   -----------   -----------

         Net cash used in investing
         activities                              (13,110)         (242)         (296)        1,175       (12,473)
                                             -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note
   payable                                         3,411          (100)            -             -         3,311
   Proceeds from issuance of subordinated
     promissory notes payable to
     shareholders                                  2,000             -             -             -         2,000
   Proceeds from issuance of long-term
   obligations                                     3,445             -             -             -         3,445
   Payments on long-term obligations              (2,292)            -             -             -        (2,292)
   Proceeds from issuance of preferred
     stock, net of issuance costs                 22,464             -             -             -        22,464
   Due to affiliates                                   -             -         1,175        (1,175)            -
   Other financing activities                    (12,794)            -             -             -       (12,794)
                                             -----------   -----------   -----------   -----------   -----------

         Net cash provided by (used in)
         financing activities                     16,234          (100)        1,175        (1,175)       16,134
                                             -----------   -----------   -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                           (7)          941           508             -         1,442

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                 7             -            28             -            35
                                             -----------   -----------   -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $         -   $       941   $       536   $         -   $     1,477
                                             ===========   ===========   ===========   ===========   ===========

                                              -------------------------DECEMBER 31, 1997-------------------------

                                                            WHOLLY OWNED  NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                              ---------------------------(IN THOUSANDS)--------------------------

  CONSOLIDATING STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES          $    (4,119)  $     4,697   $     1,022   $         -   $     1,600

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and
   equipment                                       (2,860)       (4,686)          (37)            -        (7,583)
   Acquisitions, net of cash acquired              (1,834)            -             -             -        (1,834)
   Advances to affiliates                          (3,546)        1,594             -         1,952             -
   Other investing activities                         952          (545)          (43)            -           364
                                              -----------   -----------   -----------   -----------   -----------

         Net cash used in investing
         activities                                (7,288)       (3,637)          (80)        1,952        (9,053)
                                              -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note
   payable                                         11,826        (4,129)            -             -         7,697
   Proceeds from issuance of subordinated
     promissory notes payable to
     shareholders                                       -             -             -             -             -
   Proceeds from issuance of long-term
   obligations                                      8,943             -             -             -         8,943
   Payments on long-term obligations               (7,551)            -             -             -        (7,551)
   Proceeds from issuance of preferred
     stock, net of issuance costs                       -             -             -             -             -
   Due to affiliates                                  877         2,311        (1,236)       (1,952)            -
   Other financing activities                        (334)            -             -             -          (334)
                                              -----------   -----------   -----------   -----------   -----------

         Net cash provided by (used in)
         financing activities                      13,761        (1,818)       (1,236)       (1,952)        8,755
                                              -----------   -----------   -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                         2,354          (758)         (294)            -         1,302

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                  -           941           536             -         1,477
                                              -----------   -----------   -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $     2,354   $       183   $       242   $         -   $     2,779
                                              ===========   ===========   ===========   ===========   ===========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

                                             ----------------------------------JANUARY 2, 1999--------------------------------
                                                              WHOLLY        MOSTLY
                                                              OWNED         OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             ----------------------------------(IN THOUSANDS)---------------------------------
  CONSOLIDATING STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES         $   (23,955)  $    19,698   $    (3,527)  $     3,881   $         -   $    (3,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and
   equipment                                     (12,479)         (792)          (15)       (3,596)            -       (16,882)
   Acquisitions, net of cash acquired             (9,464)            -             -             -             -        (9,464)
   Advances to affiliates                         (8,117)            -             -           113         8,004             -
   Other investing activities                      6,154        (5,752)          (15)       (3,794)            -        (3,407)
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Net cash used in investing
         activities                              (23,906)       (6,544)          (30)       (7,277)        8,004       (29,753)
                                             -----------   -----------   -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note
   payable                                       (10,307)      (14,715)            -             -             -       (25,022)
   Proceeds from term note payable                13,222             -             -             -             -        13,222
   Proceeds on term note payable                 (13,222)            -             -             -             -       (13,222)
   Proceeds from issuance of 10 3/4%
     senior notes                                 75,000             -             -             -             -        75,000
   Payments on subordinated notes                 (5,487)            -             -         3,355             -        (2,132)
   Payments on long-term obligations             (10,130)            -             -          (896)            -       (11,026)
   Due to affiliates                                   -         1,444         3,588         2,972        (8,004)            -
   Other financing activities                     (3,501)            -             -          (235)            -        (3,736)
                                             -----------   -----------   -----------   -----------   -----------   -----------

         Net cash provided by financing
         activities                               45,575       (13,271)        3,588         5,196        (8,004)       33,084
                                             -----------   -----------   -----------   -----------   -----------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                       (2,286)         (117)           31         1,800             -          (572)

CASH AND CASH EQUIVALENTS, BEGINNING OF
PERIOD                                             2,354           183            73           169             -         2,779
                                             -----------   -----------   -----------   -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD     $        68   $        66   $       104   $     1,969   $         -   $     2,207
                                             ===========   ===========   ===========   ===========   ===========   ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Members of
Fantasma LLC:

We have audited the accompanying balance sheets of Fantasma LLC as of December 31, 1997 and January 2, 1999 and the related statements of operations, members' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of Fantasma LLC's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fantasma LLC as of December 31, 1997 and January 2, 1999 and the results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.


                                               /s/ Arthur Andersen LLP

Boston, Massachusetts
February 19, 1999

                                  FANTASMA LLC

                                 BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     DECEMBER 31,       JANUARY 2,
                                                                                         1997              1999
CURRENT ASSETS:
   Cash                                                                             $           238  $           104
   Accounts receivable, less reserves of approximately $402 and $373                          5,108            5,088
   Inventory                                                                                  1,908            3,878
   Prepaids and other current assets                                                             72              203
                                                                                    ---------------  ---------------

         Total current assets                                                                 7,326            9,273
                                                                                    ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST:
   Equipment                                                                                     68               29
   Furniture and fixtures                                                                        11               --
                                                                                    ---------------  ---------------

                                                                                                 79               29

   Less--Accumulated depreciation                                                                (13)              (5)
                                                                                     ---------------  ---------------

                                                                                                 66               24
OTHER ASSETS:
   Intangible assets, net of accumulated amortization of $0 and $270                              3            4,357
                                                                                    ---------------  ---------------

         Total assets                                                               $         7,395  $        13,654
                                                                                    ===============  ===============

                         LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES:
   Note payable to member                                                           $         3,764  $         7,088
   Advances payable to member                                                                 1,661               --
   Accounts payable and accrued expenses                                                      1,657            1,960
                                                                                    ---------------  ---------------

         Total current liabilities                                                            7,082            9,048

COMMITMENTS AND CONTINGENCIES (NOTE 1)

MEMBERS' EQUITY                                                                                 313            4,606
                                                                                    ---------------  ---------------

         Total liabilities and members' equity                                      $         7,395  $        13,654
                                                                                    ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                            STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 -------------------- YEARS ENDED -----------------
                                                                           DECEMBER 31,                JANUARY 2,
                                                                       1996             1997              1999
NET SALES                                                        $        10,815   $        17,163  $        14,645

COST OF GOODS SOLD                                                         8,838            12,562           10,186
                                                                 ---------------   ---------------  ---------------

         Gross profit                                                      1,977             4,601            4,459

OPERATING EXPENSES:
   Selling expenses                                                          643             1,501            2,197
   General and administrative expenses                                     1,023             2,259            1,612
                                                                 ---------------   ---------------  ---------------

         Income from operations                                              311               841              650

INTEREST EXPENSE                                                             236               480              453
                                                                 ---------------   ---------------  ---------------

INCOME BEFORE INCOME TAXES                                                    75               361              197

PROVISION FOR INCOME TAXES                                                   (17)              (58)              --
                                                                 ---------------   ---------------  ---------------

         Net income                                              $            58   $           303  $           197
                                                                 ===============   ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                          STATEMENTS OF MEMBERS' EQUITY

                                 (IN THOUSANDS)

                                                                      PARENT
                                                                      COMPANY         MEMBERS'
                                                                    INVESTMENT         EQUITY            TOTAL
BALANCE, DECEMBER 31, 1995                                       $         1,838   $           --   $         1,838
  Capital contribution                                                        --                1                 1
  Additional parent company investment                                       807               --               807
  Conversion of parent company investment to note payable to
    member                                                                (2,498)              --            (2,498)
  Net (loss) income                                                         (147)             205                58
                                                                 ---------------   --------------   ---------------

BALANCE, DECEMBER 31, 1996                                                    --              206               206
  Distribution to members                                                     --             (196)             (196)
  Net income                                                                  --              303               303
                                                                 ---------------   --------------   ---------------

BALANCE, DECEMBER 31, 1997                                                    --              313               313
  Distribution to members                                                     --             (531)             (531)
  Pushdown of purchase price related to AAi.FosterGrant's
    investment in Fantasma                                                    --            4,627             4,627
  Net income                                                                  --              197               197
                                                                 ---------------   --------------   ---------------

BALANCE, JANUARY 2, 1999                                         $            --   $        4,606   $         4,606
                                                                 ===============   ==============   ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 -------------------- YEARS ENDED -----------------
                                                                           DECEMBER 31,                JANUARY 2,
                                                                       1996             1997              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $            58   $           303  $           197
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities-
     Depreciation and amortization                                             15                11              277
     Write-off of property and equipment                                       20                --               49
     Change in assets and liabilities-
       Accounts receivable                                                 (1,811)           (1,700)              20
       Inventory                                                           (1,178)               87           (1,970)
       Prepaid expenses and other current assets                             (121)               49             (131)
       Advances payable to member                                           1,078               674           (1,661)
       Accounts payable and accrued liabilities                                54               861              303
                                                                  ---------------   ---------------  ---------------

         Net cash (used in) provided by operating activities               (1,885)              285           (2,916)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment                                                       --               (40)             (14)
   Decrease in other assets                                                    --                --                3
                                                                  ---------------   ---------------  ---------------

         Net cash used in investing activities                                 --               (40)             (11)
                                                                  ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from note payable to member                                     1,266                --            7,088
   Repayments of note payable to member                                        --                --           (3,764)
   Parent company investment                                                  807                --               --
   Member contributions (distributions)                                         1              (196)            (531)
                                                                  ---------------   ---------------  ---------------

         Net cash provided by (used in) financing activities                2,074              (196)           2,793
                                                                  ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                               189                49             (134)

CASH, BEGINNING OF PERIOD                                                      --               189              238
                                                                  ---------------   ---------------  ---------------

CASH, END OF PERIOD                                               $           189   $           238  $           104
                                                                  ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid                                                  $           156   $           480  $            --
                                                                  ===============   ===============  ===============
   Taxes paid                                                     $            --   $            27  $            --
                                                                  ===============   ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Conversion of parent company investment to note payable to
     member                                                       $         2,498   $            --  $            --
                                                                  ===============   ===============  ===============
   Pushdown of purchase price related to AAi.FosterGrant's
     investment in Fantasma                                       $            --   $            --  $         4,627
                                                                  ===============   ===============  ===============

   The accompanying notes are an integral part of these financial statements.

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

(1)   OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business Activity

      Fantasma LLC (Fantasma) was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks, and other novelties, and grants credit to customers located primarily in the United States.

      Prior to September 1, 1996, Fantasma operated as a division (the Fantasma division) of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the Fantasma division's operating assets to Fantasma LLC in exchange for a two-year $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest. The assets were transferred at historical book value and consisted of the following (in thousands):

                  Unexpired royalties                       $       289
                  Accounts receivable                               798
                  Inventory                                       2,600
                  Prepaid expenses                                   49
                  Furniture and equipment                            25
                  Trademarks                                          3
                                                            -----------
                           Total assets transferred         $     3,764
                                                            ===========

      The accompanying financial statements prior to the formation of Fantasma LLC represent the financial results of the Fantasma division as included in the financial statements of Overdrive from January 1, 1995 to August 31, 1996.

      In June 1998, AAi.FosterGrant, Inc. (AAi.FosterGrant) acquired an 80% interest in Fantasma for approximately $4.1 million in cash (the Acquisition). The operating agreement under which Fantasma is managed provides AAi.FosterGrant with sole voting rights on numerous significant matters. The Acquisition was accounted for using the purchase method. The purchase price was allocated based on estimated fair market value of assets and liabilities at the date of acquisition, as follows (in thousands):

                  Cash                                      $        73
                  Accounts receivable                             1,603
                  Inventory                                       2,002
                  Other current assets                              165
                  Furniture and equipment                            15
                  Goodwill                                        4,626
                  Notes payable                                  (3,500)
                  Other current liabilities                        (934)
                                                            -----------
                           Cash paid                        $     4,050
                                                            ===========

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      The book value of Fantasma's assets and liabilities immediately prior to the Acquisition approximated fair market value. Goodwill is being amortized ratably over 10 years.

      Basis of Accounting

      The accompanying financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Inventory

      Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

      Property and Equipment

      Fantasma provides for depreciation and amortization by charges to operations in amounts that allocate the cost of these assets on the straight-line and accelerated bases over their estimated useful lives as follows:

                    ASSET CLASSIFICATION           ESTIMATED USEFUL LIFE

                 Equipment                                5 years
                 Furniture and fixtures                   7 years

      Fantasma has adopted the provisions of Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of this pronouncement did not have a material effect on Fantasma's financial position or financial results.

      Royalties

      Fantasma has several agreements that require royalty payments based on a percentage of certain net product sales, subject to specified minimum payments. Minimum future royalty obligations relating to these agreements total $849,000. Royalty expense was approximately $1,049,000, $1,734,000 and $1,477,000 for the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. Accrued royalties, which are included in accounts payable and accrued expenses on the accompanying balance sheets, totaled $732,000 and $707,000 at December 31, 1997 and January 2, 1999,
      respectively.

      Revenue Recognition

      Fantasma recognizes revenue from product sales, net of anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

      Concentration of Credit Risk

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Financial instruments that potentially subject Fantasma to concentrations of credit risk are principally accounts receivable. A significant portion of its business activity is with domestic mass merchandisers whose ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for bankruptcy protection; other retailers have begun to consolidate within the industry. To reduce credit risk, Fantasma routinely assesses the financial strength of its customers.

      Intangible and Other Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets To Be Disposed Of, Fantasma reviews its long-lived assets (consisting primarily of goodwill) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. Fantasma evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that as of each of the balance sheet dates presented none of Fantasma's long-lived assets were impaired. Amortization expense was approximately $270,000 for the year ended January 2, 1999.

      Disclosure of Fair Value of Financial Instruments

      Fantasma's financial instruments consist mainly of cash, accounts receivable, accounts payable and debt. The carrying amounts of Fantasma's financial instruments approximate fair value.

      New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Fantasma does not believe that the adoption of SFAS No. 133 will have a material impact on its financial instruments.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up activities and organization costs to be expensed as incurred. Fantasma does not believe that the adoption of SOP 98-5 will have a material impact on its financial statements.

      Income Taxes

      Fantasma is treated as a partnership for federal and state income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for federal income taxes. The provision for income taxes reflects New York City Unincorporated Business Tax and New York State filing fees. For the period from January 1, 1996 to August 31, 1996, Fantasma accounted for state income taxes on a separate company basis.

(2)   NOTE PAYABLE

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      Fantasma issued a note payable to Overdrive as consideration for the asset purchase on September 1, 1996 (see Note 1), under which it could borrow up to $5,000,000. At December 31, 1997, approximately $3,764,000 was outstanding under this note. The note accrued interest at the prime rate (8.5% at December 31, 1997). Total interest charged on this note was approximately $107,000, $320,000 and $141,000 in the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. This note was repaid in June 1998 with the proceeds from a note payable issued to AAi.FosterGrant.

      On June 13, 1998, the Company entered into a $15,000,000 demand revolving promissory note payable with AAi.FosterGrant. Borrowings under the note are secured by substantially all of Fantasma's assets and bear interest at a rate equal to AAi.FosterGrant's borrowing rate. The note is payable on demand with thirty-days notice. Total interest charged on this note was approximately $282,000 for the year ended January 2, 1999. At January 2, 1999, $7,088,000 was outstanding under this note payable.

(3)   OPTIONS

      In connection with AAi.FosterGrant's investment in Fantasma, Fantasma issued options to two employees. The options provide that the employees may purchase up to 13% of Fantasma at the fair market value on the date of grant. Certain of these options contain performance criteria and, therefore, will be accounted for as variable options. Based on 1998 activity, options to purchase 3% of Fantasma expired during the fiscal year. As of January 2, 1999 options to purchase 10% of the Company were outstanding and the exercise price was equal to or greater than the fair market value, therefore no expense was recorded.

      In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options granted to employees to be included in the statement of operations or disclosed in the notes to financial statements. Fantasma has determined that it will account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

      Had compensation cost for Fantasma's options been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, Fantasma's net loss for the fiscal year ended January 2, 1999 would have been $63,000.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: no dividend; yield volatility of 35.53%; risk-free interest rates of 6.00% and a weighted average expected option term of 5 years. The weighted average grant date fair value for an option to purchase a 1% membership interest in Fantasma granted during the year ended January 2, 1999 was approximately $14,400.

(4)   RELATED PARTY TRANSACTIONS

      Shared Resources

      As discussed in Note 1, for the period from January 1, 1995 to August 31, 1996, Fantasma operated as the Fantasma division of Overdrive. During this period, and for the period from September 1, 1996 to June 10,

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

      1998, general corporate overhead costs related to corporate headquarters and shared administrative support were allocated by Overdrive to Fantasma based on a number of factors, including, for example, personnel and space utilized. In addition, Fantasma has operated as a division of AAi.FosterGrant since June 10, 1998 and has had similar expenses allocated to it by AAi.FosterGrant using similar factors. Management believes these allocations were reasonable and the costs of the services charged to Fantasma were not materially different from the costs that would have been incurred had Fantasma performed these functions as a stand-alone entity.

      Overdrive allocated expenses through advances. Interest on advances was charged monthly until June 10, 1998, based on the prime rate applied to the average outstanding monthly balance. Total interest charged on advances payable to Overdrive was $129,000, $160,000, and $27,000 in the years ended December 31, 1996 and 1997 and January 2, 1999, respectively. Advances from Overdrive were repaid on June 10, 1998. Expenses allocated by AAi.FosterGrant are funded through the note payable (see Note 2 for further discussion).

(5)   SIGNIFICANT CUSTOMERS

      During the year ended January 2, 1999, three customers accounted for approximately 22%, 17% and 10% of net sales, respectively. These customers' accounts receivable balances represented approximately 27%, 14% and 4% of gross accounts receivable as of January 2, 1999.

                                  FANTASMA LLC

                          NOTES TO FINANCIAL STATEMENTS
                                 JANUARY 2, 1999

                                   (Continued)

(6)   SEGMENT REPORTING

      The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, the Company has viewed its operations and manages its business as principally one segment.

(7)   VALUATION AND QUALIFYING ACCOUNTS

                                            ADDITIONS
                           BALANCE AT       CHARGED TO      DEDUCTIONS
                          BEGINNING OF      COSTS AND          FROM         BALANCE AT
                             PERIOD          EXPENSES       RESERVES(1)    END OF PERIOD
Accounts receivable-
   December 31, 1996         $    80          $   171         $    65        $   186
   December 31, 1997             186              360             144            402
   January 2, 1999               402               --              29            373

(1)   Amounts deemed uncollectible

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of
AAi.FosterGrant, Inc. and Subsidiaries:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of AAi.FosterGrant, Inc. and Subsidiaries included in this 10-K and have issued our report thereon dated February 19, 1999. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. This schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                             /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 19, 1999

                                                                     SCHEDULE II

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        ADDITIONS
                                  BALANCE AT            CHARGED TO       DEDUCTIONS
                                 BEGINNING OF           COSTS AND           FROM                              BALANCE AT
                                    PERIOD               EXPENSES        RESERVES(1)       OTHER (2)        END OF PERIOD

Accounts receivable-
    December 31, 1996            $      728            $   16,265        $   13,721       $    9,810         $   13,082
    December 31, 1997                13,082                27,477            31,130              909             10,338
    January 2, 1999                  10,338                47,048            48,711            1,300              9,975

Restructuring reserve-
    December 31, 1996            $       --            $       --        $       --       $       --         $       --
    December 31, 1997                    --                    --                --               --                 --
    January 2, 1999                      --                 2,600             1,947               --                654

      (1)   Amounts deemed uncollectible

      (2)   Reserves related to accounts receivable acquired in acquisitions