Form 10-Q
period 1999-04-03
AAI FOSTERGRANT INC
filed 1999-05-18
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended April 3, 1999.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______ to _______

                        Commission File Number 333-61119

                              AAI.FOSTERGRANT, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                          05-0419304
         ------------                                          ----------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                            Identification Number)

                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
                          -----------------------------
               (Address of principal executive offices) (Zip code)

                                 (401) 231-3800
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES: [X]   NO: [ ]

     As of May 18, 1999, there were 608,000 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                                                  PAGE
PART I.  - FINANCIAL INFORMATION

     ITEM 1.      CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  Consolidated Condensed Balance Sheets as of January 2, 1999
                       and April 3, 1999                                                            3


                  Consolidated Condensed Statements of Operations for the three
                       months ended April 4, 1998 and April 3, 1999                                 4

                  Consolidated Condensed Statements of Cash Flows for the three
                       months ended April 4, 1998 and April 3, 1999                                 5

                  Notes to Consolidated Condensed Financial Statements                              7

                  FINANCIAL STATEMENTS FOR FANTASMA, LLC A MOSTLY-OWNED SUBSIDIARY OF
                  AAI.FOSTERGRANT, INC

                  Condensed Balance Sheets as of January 2, 1999 and April 3, 1999                 20

                  Condensed Statements of Operations for the three months ended
                       April 4, 1998 and April 3, 1999                                             21

                  Condensed Statement of Cash Flows for the three months ended April 4,
                       1998 and April 3, 1999                                                      22

                  Notes to Financial Statements                                                    23

     ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                       25

     ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk                       34

PART II - OTHER INFORMATION

     ITEM 1.      Legal Proceedings                                                                36

     ITEM 2.      Changes in Securities and Use of Proceeds                                        36

     ITEM 3.      Defaults Upon Senior Securities                                                  36

     ITEM 4.      Submission of Matters to a Vote of Security Holders                              36

     ITEM 5.      Other Information                                                                36

     ITEM 6.      Exhibits and reports on Form 8-K                                                 36

SIGNATURES                                                                                         37

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                                                                      JANUARY 2,           APRIL 3,
                                                                                                        1999                1999
                                                                                                                         (Unaudited)
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                           $   2,207          $   1,717
   Accounts receivable less reserves of approximately $9,975 and $8,498                                   29,317             37,932
   Inventories                                                                                            37,162             39,330
   Prepaid expenses and other current assets                                                               1,918              2,080
   Deferred tax assets                                                                                     3,743              3,743
                                                                                                       ---------          ---------
         Total current assets                                                                             74,347             84,802
                                                                                                       ---------          ---------

Property, plant and equipment, net                                                                        17,543             17,158
                                                                                                                          ---------
Intangible assets                                                                                         20,874             20,590
Other assets                                                                                               8,415              8,327
Deferred tax assets                                                                                        5,319              5,319
                                                                                                       ---------          ---------
             Total assets                                                                              $ 126,498          $ 136,196
                                                                                                       =========          =========

                                            LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Borrowings under revolving note payable                                                             $   2,576          $  15,161
   Current maturities of long-term obligations                                                               626                622
   Deferred compensation - current portion                                                                    30                 15
   Accounts payable                                                                                       14,899             22,756
   Accrued expenses                                                                                       22,740             12,962
   Accrued income taxes                                                                                    2,130              2,109
                                                                                                       ---------          ---------

         Total current liabilities                                                                        43,001             53,625
                                                                                                       ---------          ---------

10 3/4% series B senior notes due 2006                                                                    75,000             75,000
Long-term obligations, less current maturities                                                               780                616
Deferred compensation - less current portion                                                               1,448              1,527
Redeemable preferred stock of a  subsidiary                                                                  909                930
Preferred stock, $.01 par value --
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares
     of Series A Redeemable Convertible Preferred Stock, stated at redemption
     value                                                                                                28,862             29,579

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value--
      Authorized-- 4,800,000 shares
      Issued and outstanding-- 608,000 shares                                                                  6                  6
      Additional paid-in capital                                                                             270                270
      Accumulated other comprehensive loss                                                                  (289)              (442)
      Accumulated Deficit                                                                                (23,489)           (24,915)
                                                                                                       ---------          ---------
         Total shareholders' deficit                                                                     (23,502)           (25,081)
                                                                                                       ---------          ---------
Total liabilities and shareholders' deficit                                                            $ 126,498          $ 136,196
                                                                                                       =========          =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                                        THREE MONTHS ENDED
                                                                                                 APRIL 4,                  APRIL 3,
                                                                                                   1998                      1999
                                                                                                           (Unaudited)

NET SALES                                                                                      $  42,703                  $  41,481
COST OF GOODS SOLD                                                                                23,431                     23,814
                                                                                               ---------                  ---------
    Gross profit                                                                                  19,272                     17,667

OPERATING EXPENSES:
   Selling                                                                                        11,493                     11,704
   General and administrative                                                                      5,956                      4,466
                                                                                               ---------                  ---------
      Income from operations                                                                       1,823                      1,497

Interest expense                                                                                  (1,178)                    (2,342)
Other income, net                                                                                     76                        135
                                                                                               ---------                  ---------
Income (loss) before income tax
    expense and dividends
    and accretion on preferred stock                                                                 721                       (710)
Income tax expense                                                                                  (317)                      --
                                                                                               ---------                  ---------
Net income (loss) before dividends and
    accretion on preferred stock                                                                     404                       (710)
Dividends and accretion on
    preferred stock                                                                                  683                        718
                                                                                               ---------                  ---------
Net loss applicable to common
    shareholders                                                                               $    (279)                 $  (1,428)
                                                                                               =========                  =========
Basic and diluted net loss per share
    applicable to common shareholders                                                          $   (0.46)                 $   (2.35)
                                                                                               =========                  =========
Basic and diluted weighted average shares
    of Common stock outstanding                                                                  608,000                    608,000
                                                                                               =========                  =========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                                            THREE MONTHS ENDED
                                                                                                         APRIL 4,          APRIL 3,
                                                                                                           1998              1999
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                            (Unaudited)
    Net income (loss)                                                                                    $    404          $   (710)
    Adjustments to reconcile net income (loss) to net cash used in operating activities-
    Depreciation and amortization                                                                           2,470             3,203
    Amortization of interest costs related to debt                                                             --               296
    Equity in earnings of investments in affiliates                                                           (60)              (84)
    Minority interest in income of consolidated subsidiary                                                     13                21
    Cumulative foreign currency translation adjustment                                                         23              (153)
    Deferred interest on subordinated promissory notes payable                                                 88                --
    Deferred taxes                                                                                            317                --
    Changes in assets and liabilities, net of acquisitions -
      Accounts receivable                                                                                 (14,920)           (8,615)
      Inventories                                                                                           1,221            (2,168)
      Prepaid expenses and other current assets                                                               272              (162)
      Deferred Costs                                                                                           --               (61)
      Accounts payable                                                                                      6,942             7,857
      Accrued expenses                                                                                     (2,020)           (9,868)
      Accrued income taxes                                                                                     (6)              (21)
                                                                                                         --------          --------
              Net cash used in operating activities                                                        (5,256)          (10,465)
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash received                                                                     (5,487)             --
    Purchases of property, plant and equipment                                                             (9,073)           (2,135)
    Advances to officers/shareholders                                                                      (2,162)             --
    Increase in investment in affiliates                                                                      (60)             --
    Increase in other assets                                                                                   (2)             (301)
                                                                                                         --------          --------
             Net cash used in investing activities                                                        (16,784)           (2,436)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving note payable                                                            17,443            12,585
    Proceeds from term note payable                                                                         2,737              --
    Payments on long term obligations and deferred compensation                                              (480)             (174)
                                                                                                         --------          --------
              Net cash provided by financing activities                                                    19,700            12,411
                                                                                                         --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                                  (2,340)             (490)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                              2,779             2,207
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                 $    439          $  1,717
                                                                                                         ========          ========





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In thousands)



                                                                                                           THREE MONTHS ENDED
                                                                                                          APRIL 4,          APRIL 3,
                                                                                                            1998              1999

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
ACTIVITIES:
   Conversion of leasehold improvements to building  improvements                                         $ 1,393            $  --
                                                                                                          =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                                                            $ 1,040            $ 3,841
                                                                                                          =======            =======
      Taxes                                                                                               $    98            $     6
                                                                                                          =======            =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
   During the three months ended April 4, 1998, the Company Acquired Foster
      Grant UK as described in Note 2
   This acquisition is summarized as follows-
     Fair value of assets acquired, excluding cash                                                        $ 7,260            $    --
     Payments in connection with the acquisitions, net of cash acquired                                    (5,487)                --
                                                                                                          -------            -------
      Liabilities assumed and notes issued                                                                $ 1,773            $    --
                                                                                                          =======            =======














              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                       6
\

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

     (a) Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 2, 1999 as reported in the Company's 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended April 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000, or for any other future period.

     (b) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 2, 1999 and April 3, 1999 (in thousands):

                                                        January 2,    April 3,
                                                          1999         1999

   Finished goods................................       $ 31,037      $ 34,929
   Work-in-process and raw materials.............          6,125         4,401
                                                        --------      --------
                                                        $ 37,162      $ 39,330
                                                        ========      ========

     (c) Customer Acquisition Costs

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

customer acquisition costs of approximately $377,000 and $147,000 for the three months ended April 4, 1998 and April 3, 1999, respectively.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 3, 1999, the Company capitalized approximately $61,000 of these costs in the accompanying consolidated balance sheet. Amortization expense related to these costs as well as previously capitalized costs was approximately $296,000 for the three months ended April 3, 1999. No such costs were capitalized or amortized during the three months ended April 4, 1998.

Note 2 - Acquisitions

     In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As the result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of April 3, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. Fantasma is a marketer and distributor of watches and clocks.

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

     In March 1998, the Company acquired certain assets and liabilities of Eyecare Products UK Ltd. (Foster Grant UK), including the Foster Grant trademark in territories not previously owned, for approximately $5.5 million in cash. Foster Grant UK is a marketer and distributor of sunglasses and reading glasses in Europe. The purchase price may be increased by approximately $700,000 in 1998 and 1999 based on Foster Grant UK performance. Based on activity to date, there has been no increase in the purchase price.

     The acquisition has been accounted for using the purchase method of accounting; accordingly, the results of operation of Foster Grant UK from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on estimated fair values of assets and liabilities at the date of acquisition.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

In connection with the purchase price allocation, the Company recorded goodwill of approximately $1.1 million, which is being amortized on a straight-line basis over 20 years.

     The following unaudited proforma summary information presents the combined results of operations of the Company, Fantasma and Foster Grant UK as if the acquisitions had occurred at the beginning of 1998. This unaudited proforma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Fantasma and Foster Grant UK had been a single entity nor is it necessarily indicative of the results of operations that may occur in the future. Anticipated efficiencies from the consolidation of the Company, Fantasma and Foster Grant UK have been excluded from the amounts in the unaudited pro forma summary presented below.


                                                                    THREE MONTHS ENDED
                                                                       APRIL 4, 1998
                                                                    ------------------

Net sales .....................................................        $ 47,527
Net loss applicable to common
    shareholders ..............................................            (758)
Basic and diluted net loss per share applicable
    to common shareholders ....................................           (1.25)

Note 3 - Long-Term Obligations

     On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4 % Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15.

     The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Continued)

guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At April 3, 1999, management believes the Company was in compliance with these covenants

     The Notes are redeemable at the option of the Company, in whole or in part, on or after July 15, 2002 at various redemption prices, declining from 105.375% of the principal amount to par on and after July 15, 2004. In addition, on or prior to July 15, 2001, the Company may use the net cash proceeds of one or more equity offerings to redeem up to 35% of the aggregate principal amount of the Notes originally issued at a redemption price of 110.750% of the principal amount thereof plus accrued interest to the date of redemption. Upon a change of control, each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest.

Note 4 - Earnings Per Share

     In accordance with SFAS No. 128, Earnings Per Share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Diluted weighted average shares outstanding excludes all 12,000 common equivalent shares at April 4, 1998 and April 3, 1999 as their effect would be anti-dilutive.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


Note 5 - Comprehensive Income (loss)

     Comprehensive net loss for the three months ended April 3, 1999 was $515,000 as compared to net income of $381,000 for the three months ended April 4, 1998. Differences between comprehensive net income (loss) and net income
(loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 6 - Restructuring Charge

     In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing. The charge included $1.5 million for the writedown of assets to be disposed (which were all disposed during fiscal 1998) and a severance accrual of approximately $1.1 million, which represents severance payments due to 40 office and distribution employees. Through April 3, 1999, all of these 40 employees were terminated and severance benefits of $728,000 were paid. The remaining severance accrual will be paid during the balance of fiscal 1999.

Note 7 - Segment Reporting

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     The Company has determined it has three reportable segments: mass merchandisers, chain drug stores/combo stores/supermarkets and variety stores. The Company distributes accessories such as, costume jewelry, optical products, watches, clocks and other accessories.

     The Company's reportable segments are strategic business units that sell the Company's products to distinct distribution channels. They are managed separately because each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.




                                                               CHAIN DRUG
                                                               STORES/
THREE MONTHS                                                   COMBO
   ENDED                                          MASS         STORES/
APRIL 4, 1998                                MERCHANDISERS     SUPERMARKETS          VARIETY              OTHER               TOTAL
Net sales                                      $22,366            $10,067            $ 4,710             $ 5,560             $42,703
                                               =======            =======            =======             =======             =======

Segment profit (loss)                          $   504            $ 1,528            $(1,288)            $   (99)            $   645
                                               =======            =======            =======             =======             =======



                                                               CHAIN DRUG
                                                               STORES/
THREE MONTHS                                                   COMBO
   ENDED                                          MASS         STORES/
APRIL 3, 1999                                MERCHANDISERS     SUPERMARKETS          VARIETY              OTHER             TOTAL

Net sales                                      $ 26,255        $  7,873              $  5,413           $  1,940           $ 41,481
                                               ========        ========              ========           ========           ========

Segment profit
(loss)                                         $  1,058        $   (269)             $   (782)          $   (852)          $   (845)
                                               ========        ========              ========           ========           ========


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

     Segment profit (loss) differs from the income (loss) before income tax (expense) benefit and dividends and accretion on preferred stock by the amount of equity in losses of investments in affiliates, minority interest in income of consolidated subsidiary and other income, which are not allocated by segment. The chief operating decision-maker does not review segment assets.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


     Total assets specifically identifiable with each reportable segment are as follows:


                                                        JANUARY 2,      APRIL 3,
                                                          1999            1999

Mass merchandisers                                      $ 25,248       $ 28,695
Chain drug stores/combo stores/supermarkets                6,368         10,511
Variety                                                    1,246          4,618
Other                                                      5,068          3,643
Unassigned assets                                         88,568         88,729
                                                        --------       --------
                                                        $126,498       $136,196
                                                        ========       ========


Note 8 - Supplemental Consolidating Financial Information

     The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned guarantor subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned, are domestic subsidiaries of the Company and they guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Separate financial statements of the mostly owned guarantor subsidiary, Fantasma LLC, in which the Company holds an 80% interest, are included after this supplemental consolidating financial information.

     The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Effective January 1, 1999, the assets of the Company's wholly owned guarantor subsidiaries were transferred to the Company. Accordingly, all operations previously performed by these wholly owned guarantor subsidiaries are now performed by the Company.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                      APRIL 3, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                                                       (IN THOUSANDS)
                                                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                           ASSETS
Current assets
   Cash and cash equivalents                        $    311      $ --        $    12        $ 1,394       $     --      $  1,717
   Accounts receivable, net                           30,376        --          1,896          5,660             --        37,932
   Inventories                                        32,586        --          3,599          3,145             --        39,330
   Prepaid expenses and other current assets           1,613        --            267            200             --         2,080
   Deferred tax assets                                 3,743        --             --             --             --         3,743
                                                    --------      ----        -------        -------       --------      --------
       Total current assets                           68,629        --          5,774         10,399             --        84,802
 Property, plant and equipment, net                   15,643        --             21          1,494             --        17,158
 Other assets                                         46,356        --          4,254            375        (16,749)       34,236
                                                    --------      ----        -------        -------       --------      --------
       Total assets                                 $130,628      $ --        $10,049        $12,268       $(16,749)     $136,196
                                                    ========      ====        =======        =======       ========      ========

                                                                      LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities
   Borrowings under revolving note payable          $ 15,161      $ --        $    --        $    --             --      $ 15,161
   Current maturities of long-term
       obligations and deferred costs                    637        --             --             --             --           637
   Accounts payable                                   20,069        --             80          2,607             --        22,756
   Accrued expenses                                   14,149        --            372            550             --        15,071
   Due to affiliate                                       --        --          5,946          2,814         (8,760)           --
                                                    --------      ----        -------        -------       --------      --------
       Total current liabilities                      50,016        --          6,398          5,971         (8,760)       53,625
Long-term obligations and deferred costs,
     less current maturities                           2,143        --             --             --             --         2,143
10 3/4% series B senior notes due 2006                75,000        --             --             --             --        75,000
Redeemable preferred stock of a subsidiary               930        --             --             --             --           930
Preferred Stock                                       29,579        --             --             --             --        29,579
Shareholders' (deficit) equity                       (27,040)       --          3,651          6,297         (7,989)      (25,081)
                                                    --------      ----        -------        -------       --------      --------
       Total liabilities and shareholders'
          (deficit) equity                          $130,628      $ --        $10,049        $12,268       $(16,749)     $136,196
                                                    ========      ====        =======        =======       ========      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                    JANUARY 2, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                                                       (IN THOUSANDS)
                                                                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                           ASSETS
Current assets
   Cash and cash equivalents                       $     68      $    66      $   104        $ 1,969       $     --      $  2,207
   Accounts receivable, net                          20,699            2        5,088          3,528             --        29,317
   Inventories                                       28,643           --        3,878          4,641             --        37,162
   Prepaid expenses and other current assets          1,403          132          203            180             --         1,918
   Deferred tax assets                                3,743           --           --             --             --         3,743
                                                   --------      -------      -------        -------       --------      --------
     Total current assets                            54,556          200        9,273         10,318             --        74,347
 Property, plant and equipment, net                  16,206           --           24          1,313             --        17,543
 Other assets                                        41,512        7,652        4,357            402        (19,315)       34,608
                                                   --------      -------      -------        -------       --------      --------
     Total assets                                  $112,274      $ 7,852      $13,654        $12,033       $(19,315)     $126,498
                                                   ========      =======      =======        =======       ========      ========

                                                                 LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
   Borrowings under revolving note payable         $  2,576      $    --      $    --        $    --       $     --      $  2,576
   Current maturities of long-term
     obligations and deferred costs                     656           --           --             --             --           656
   Accounts payable                                  10,961          998          406          2,534             --        14,899
   Accrued expenses                                  16,726        5,622        1,554            968             --        24,870
   Due to affiliate                                      --        3,757        7,088          2,380        (13,225)           --
                                                   --------      -------      -------        -------       --------      --------
     Total current liabilities                       30,919       10,377        9,048          5,882        (13,225)       43,001
Long-term obligations and deferred costs,
     less current maturities                          2,228           --           --             --             --         2,228
10 3/4% series B senior notes due 2006               75,000           --           --             --             --        75,000
Redeemable preferred stock of a subsidiary               --           --           --             --            909           909
Preferred Stock                                      28,845          926           --             --           (909)       28,862
Shareholders' (deficit) equity                      (24,718)      (3,451)       4,606          6,151         (6,090)      (23,502)
                                                   --------      -------      -------        -------       --------      --------
     Total liabilities and shareholders'
        (deficit) equity                           $112,274      $ 7,852      $13,654        $12,033       $(19,315)     $126,498
                                                   ========      =======      =======        =======       ========      ========


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                 THREE MONTHS ENDED
                                                   -------------------------------------------------------------------------------
                                                                                   APRIL 3, 1999
                                                   -------------------------------------------------------------------------------
                                                             WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------  ------------  -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
                                                                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

Net sales                                          $33,738       $ --         $1,677         $6,066         $ --         $41,481
Cost of goods sold                                  19,448         --          1,532          2,834           --          23,814
                                                   -------       ----         ------         ------         ----         -------
Gross profit                                        14,290         --            145          3,232           --          17,667
Selling general and administrative                  12,447         --          1,046          2,677           --          16,170
                                                   -------       ----         ------         ------         ----         -------
Income (loss) from operations                        1,843         --           (901)           555           --           1,497
Interest expense                                    (2,226)        --            (84)           (32)          --          (2,342)
Other income (expense), net                            246         --             30           (226)          --              50
Equity in losses of consolidated subsidiaries         (599)        --             --             --          684              85
                                                   -------       ----         ------         ------         ----         -------
(Loss) income before income tax expense and
   dividends on accretion on preferred stock          (736)        --           (955)           297          684            (710)
Income tax expense                                      --         --             --             --           --              --
                                                   -------       ----         ------         ------         ----         -------
Net (loss) income before dividends and
  accretion on preferred stock                        (736)        --           (955)           297          684            (710)
Dividends and accretion on preferred stock             718         --             --             --           --             718
                                                   -------       ----         ------         ------         ----         -------
Net (loss) income applicable to common
  shareholders                                     $(1,454)      $ --         $ (955)        $  297         $684         $(1,428)
                                                   =======       ====         ======         ======         ====         =======


                                                                                 THREE MONTHS ENDED
                                                   -------------------------------------------------------------------------------
                                                                                   APRIL 4, 1998
                                                   -------------------------------------------------------------------------------
                                                             WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------  ------------  -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
                                                                     CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

Net sales                                          $18,844      $19,783        $ --          $4,076        $    --      $42,703
Cost of goods sold                                  13,212        8,371          --           1,848             --      $23,431
                                                   -------      -------        ----          ------        -------      -------
Gross profit                                         5,632       11,412          --           2,228             --       19,272
Selling general and administrative                   8,717        7,150          --           1,582             --       17,449
                                                   -------      -------        ----          ------        -------      -------
(Loss) income from operations                       (3,085)       4,262          --             646             --        1,823
Interest expense                                      (797)        (313)         --             (68)            --       (1,178)
Other income (expense), net                             79           29          --             (32)            --           76
Equity in losses of consolidated subsidiaries        2,723           --          --              --         (2,723)          --
                                                   -------      -------        ----          ------        -------      -------
(Loss) income before income tax (benefit)
   expense and dividends on accretion on
   preferred stock                                  (1,080)       3,978          --             546         (2,723)         721
Income tax (benefit) expense                        (1,521)       1,747          --              91             --          317
                                                   -------      -------        ----          ------        -------      -------
Net income (loss) before dividends and
  accretion on preferred stock                         441        2,231          --             455         (2,723)         404
Dividends and accretion on preferred stock             683           --          --              --             --          683
                                                   -------      -------        ----          ------        -------      -------
Net (loss) income applicable to common
  shareholders                                     $  (242)     $ 2,231        $ --          $  455        $(2,723)     $  (279)
                                                   =======      =======        ====          ======        =======      =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                   -------------------------------------------------------------------------------
                                                                                   APRIL 3, 1999
                                                   -------------------------------------------------------------------------------
                                                             WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------  ------------  -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
                                                                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

Cash flows (used in) provided by
  operating activities                            $(11,418)     $ --         $  1,063       $ (110)         $  --       $(10,465)
Cash flows from investing activities:
    Purchase of property, plant and equipment       (1,373)       --              --          (762)            --         (2,135)
    Advance to affiliates                              870        --              --            --           (870)            --
    Other investing activities                        (313)       --             (13)           25             --           (301)
                                                  --------      ----         -------        ------          -----       --------
       Net cash (used in) provided by
         investing activities                         (816)       --             (13)         (737)          (870)        (2,436)
                                                  --------      ----         -------        ------          -----       --------
 Cash flows from financing activities:
    Net borrowings under revolving note payable     12,585        --              --            --             --         12,585
    Payments on long-term obligations                  (19)       --              --            --             --            (19)
    Due (from) to affiliates                            --        --          (1,142)          272            870             --
    Other financing activities                        (155)       --              --            --             --           (155)
                                                  --------      ----         -------        ------          -----       --------
       Net cash provided by (used in)
         financing activities                       12,411        --          (1,142)          272            870         12,411
                                                  --------      ----         -------        ------          -----       --------
       Net increase (decrease) in cash and
         cash equivalents                              177        --             (92)         (575)            --           (490)
Cash and cash equivalents, beginning of period         134        --             104         1,969             --          2,207
                                                  --------      ----         -------        ------          -----       --------
Cash and cash equivalents, end of period          $    311      $ --         $    12        $1,394          $  --       $  1,717
                                                  ========      ====         =======        ======          =====       ========


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                   -------------------------------------------------------------------------------
                                                                                   APRIL 4, 1998
                                                   -------------------------------------------------------------------------------
                                                             WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------  ------------  -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
                                                                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

Cash flows (used in) provided by
    operating activities                          $ (6,488)    $ 1,310         $ --         $ (78)         $    --      $ (5,256)
Cash flows from investing activities:
    Purchase of property, plant and equipment       (5,143)     (3,633)          --          (297)              --        (9,073)
    Acquisitions, net of cash received              (5,487)         --           --            --               --        (5,487)
    Advance to affiliates                           (2,856)         --           --            --            2,856            --
    Other investing activities                      (4,244)      2,174           --          (154)              --        (2,224)
                                                  --------     -------         ----         -----          -------      --------
       Net cash (used in) provided by
          investing activities                     (17,730)     (1,459)          --          (451)           2,856       (16,784)
                                                  --------     -------         ----         -----          -------      --------
 Cash flows from financing activities:
    Net borrowings under revolving note payable     18,880      (1,437)          --            --               --      $ 17,443
    Proceeds from term note payable                  2,737          --           --            --               --         2,737
    Payments on long-term obligations                 (480)         --           --            --               --          (480)
    Due to (from) affiliates                           823       1,479           --           554           (2,856)           --
                                                  --------     -------         ----         -----          -------      --------
       Net cash provided by (used in)
          financing activities                      21,960          42           --           554           (2,856)       19,700
                                                  --------     -------         ----         -----          -------      --------
       Net (decrease) increase in cash and
         cash equivalents                           (2,258)       (107)          --            25               --        (2,340)
Cash and cash equivalents, beginning of period       2,354         183           --           242               --         2,779
                                                  --------     -------         ----         -----          -------      --------
Cash and cash equivalents, end of period          $     96     $    76         $ --         $ 267          $    --      $    439
                                                  ========     =======         ====         =====          =======      ========


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                            Condensed Balance Sheets
                                 (In thousands)




                                                       JANUARY 2,     APRIL 3,
                                                         1999           1999
                                                                     (Unaudited)
                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                             $   104       $    12
   Accounts receivable less reserves of
      approximately $373 and $532                          5,088         1,896
   Inventories                                             3,878         3,599
   Prepaid expenses and other current assets                 203           267
                                                         -------       -------
         Total current assets                              9,273         5,774
                                                         -------       -------

Property and equipment, net                                   24            21
Other assets, net                                          4,357         4,254
                                                         -------       -------
             Total assets                                $13,654       $10,049
                                                         =======       =======

                    LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Note payable to member                                $ 7,088       $ 5,946
   Accounts payable and accrued liabilities                1,960           452
                                                         -------       -------
         Total current liabilities                         9,048         6,398

Members' Equity                                            4,606         3,651
                                                         -------       -------
Total liabilities and members' equity                    $13,654       $10,049
                                                         =======       =======










                 The accompanying notes are an integral part of
                      these condensed financial statements

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                       Condensed Statements of Operations
                                 (In thousands)



                                                         THREE MONTHS ENDED
                                                        APRIL 4,      APRIL 3,
                                                         1998          1999
                                                            (Unaudited)

NET SALES                                               $ 3,031       $ 1,677
COST OF GOODS SOLD                                        1,672         1,532
                                                        -------       -------
      Gross profit                                        1,359           145

OPERATING EXPENSES:
   Selling                                                  648           686
   General and administrative                               591           360
                                                        -------       -------
      Income (loss) from operations                         120          (901)
Interest expense                                           (103)          (84)
Other income, net                                            --            30
                                                        -------       -------
Net income (loss)                                       $    17       $  (955)
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAI.FosterGrant, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      THREE MONTHS ENDED
                                                                   APRIL 4,          APRIL 3,
                                                                     1998              1999
                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $    17          $  (955)
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
    Depreciation and amortization                                         4              119
    Changes in assets and liabilities -
      Accounts receivable                                             2,469            3,192
      Inventories                                                        64              279
      Prepaid expenses and other current assets                         (32)             (64)
      Accounts payable and accrued expenses                          (1,070)          (1,508)
                                                                    -------          -------
              Net cash provided by operating activities               1,452            1,063
                                                                    -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                             --              (13)
    Purchases of property and equipment                                  (2)              --
                                                                    -------          -------
    Net cash used in investing activities                                (2)             (13)
                                                                    -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments under note payable to member                          (3,764)              --
    Advances payable to member                                        2,076           (1,142)
                                                                    -------          -------
              Net cash used in financing activities                  (1,688)          (1,142)
                                                                    -------          -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (238)             (92)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          238              104
                                                                    -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    --          $    12
                                                                    =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                      $   360
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  FANTASMA, LLC

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

     (a) Interim Condensed Financial Statements

     The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. ("AAi" or the "Company") and Fantasma LLC for the year ended January 2, 1999 as reported in the Company's Form 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended April 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000 or for any other future period.

     (b) Organization and Business Activity

     Fantasma LLC (Fantasma) was organized under the laws of the State of Delaware on August 22, 1996 and began business operations on September 1, 1996. Fantasma imports and wholesales licensed watches, clocks, and other novelties; and grants credit to customers located throughout the United States.

     Prior to September 1, 1996, Fantasma operated as a division of Overdrive Capital Corp. (formerly known as Good Stuff Corp.). Overdrive Capital Corp. (Overdrive) sold the division's operating assets to Fantasma LLC in exchange for a two-year, $3,764,366 note. Overdrive maintained a 67% ownership interest in Fantasma, with a former stockholder of Overdrive holding a 33% ownership interest.

     In June 1998, AAi acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As the result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of April

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

3, 1999, the exercise price of options to purchase membership interests of Fantasma was equal to or greater than the fair market value.

     (c) Inventory

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of finished goods for all years presented. Finished goods inventory consists of material and overhead.

     (d) Income Taxes

     Fantasma is treated as a partnership for federal and state income tax purposes, whereby the membership owners are taxed on their proportionate share of Fantasma's income. As a result, Fantasma has not provided for Federal income taxes.

Note 2 - Comprehensive Income

     Comprehensive net income was the same as net income for the periods presented.

NOTE 3 - Segment Reporting

     Fantasma has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. To date, Fantasma has viewed its operations and manages its business as principally one segment.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors, which could cause actual results to differ materially from such expectations, are disclosed in the Company's Form 10-K filed with the SEC on April 2, 1999.

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

     When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. The agreements may contain required minimum sales volumes or termination penalties equal to the Company's unamortized cost of product displays provided to the customer. The Company believes its relationships with retailers are dependent upon its ability to efficiently utilize allocated floor space to generate satisfactory returns for its customers. To meet this end, the Company strives to consistently deliver competitively priced products and service programs which provide retailers with attractive gross margins and inventory turnover rates. The Company has historically retained customers from year to year, although retailers may drop or add product lines supplied by the Company. Generally, customer loss has been attributable to such customer going out of business or being acquired by a company which does not carry AAi's product line or has prior relationships with a competitor of the Company.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

     Certain segments of the retail industry, particularly mass merchandisers, variety stores, drugstores and supermarkets, are experiencing significant consolidation and in recent years many major retailers have experienced financial difficulties. These industry wide developments have had and may continue to have an impact on the Company's results of operations. In addition, as a result of financial pressures, many major retailers have sought to reduce inventory levels in order to reduce their operating costs which has had a negative effect on the Company's results of operations.

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $20 or less. Net sales of the Company's optical products accounted for approximately 59.0% and 45.3% of the Company's net sales for the three months ended April 4, 1998 and April 3, 1999, respectively; net sales of the Company's costume jewelry accounted for approximately 29.4% and 34.0% of the Company's net sales for the three months ended April 4, 1998 and April 3, 1999, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories. Optical products generally have higher gross margins than the Company's other product lines.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)



     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $377,000 and $147,000 for the three months ended April 4, 1998 and April 3, 1999, respectively.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 3, 1999, the Company capitalized approximately $61,000 of these costs in the accompanying consolidated balance sheet. Amortization expense related to these costs as well as previously capitalized costs was approximately $296,000 for the three months ended April 3, 1999. No such costs were capitalized or amortized during the three months ended April 4, 1998.

     Dividends and Accretion on Preferred Stock. The Company has 43,700 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") outstanding, of which 34,200 were issued in May 1996 for gross proceeds of $18.0 million, and an additional 9,500 shares were issued for gross proceeds of $5.0 million in connection with the December 1996 acquisition of Foster Grant Group LP and related companies ("Foster Grant US"). Beginning on June 30, 2002, shares of the Series A Preferred Stock are redeemable at the option of the holder for an amount equal to the original issue price plus accrued and unpaid dividends yielding a 10% compounded annual rate of return, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Articles of Incorporation) is outstanding. Net loss applicable to common shareholders represents net loss less accretion of original issuance costs and cumulative dividends due on the Series A Preferred Stock.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was $4.4 million and $4.8 million for the three months ended April 4, 1998 and April 3, 1999, respectively.

     In June 1998, the Company acquired 80% of the membership interests of Fantasma for $4.1 million in cash. A former member of Fantasma holds the remaining 20% membership interest of Fantasma. As the result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. AAi's acquisition of Fantasma added watches and clocks to AAi's product lines and Disney and Warner Bros. stores to its customer base. As a result of this transaction, the Company recorded approximately $4.6 million in intangible assets, which are being amortized over 10 years.

     In March 1998, the Company acquired certain assets of Foster Grant UK for the aggregate book value of certain acquired assets, including inventory items of $3.3 million and accounts receivable of $1.7 million, less the aggregate amount of trade payables assumed of $1.1 million and bank debt assumed of $1.7 million. In addition, the Company acquired the Foster Grant trademark in the United Kingdom and Europe for $0.7 million, which amount is subject to upward adjustment at the end of 1998 and 1999 based on annual sales, up to a maximum additional payment of $0.7 million. No adjustment to the purchase price is required as result of sales to date. As a result of this acquisition, the Company recorded approximately $1.1 million of intangible assets, which are being amortized over 20 years.

     Net loss before dividends and accretion on preferred stock for the first quarter of fiscal 1999 was $710,000 as compared to net income before dividends and accretion on preferred stock of $404,000 in the first quarter of fiscal 1998.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:


                                                           THREE MONTHS ENDED
                                                          APRIL 4,       APRIL 3,
                                                            1998           1999

Net sales                                                  100.0%          100.0%
Cost of goods sold                                          54.9            57.4
                                                           -----           -----
Gross profit                                                45.1            42.6
Operating expenses                                          40.9            39.0
                                                           -----           -----

Income (loss) from operations                                4.2             3.6
Interest expense                                            (2.8)           (5.6)
Other expense, net                                           0.2             0.3
                                                           -----           -----
Income (loss) before taxes and
   Dividends and accretion on
   Preferred stock                                           1.6            (1.7)
Income tax (expense) benefit                                (0.7)             --
                                                           -----           -----
Net income (loss) before
   Dividends and accretion on
   Preferred stock                                           0.9            (1.7)
Dividends and accretion on
   Preferred stock                                           1.6             1.7
                                                           -----           -----
Net loss applicable to common
   Shareholders                                             (0.7)%          (3.4)%
                                                           =====           =====



                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED APRIL 3, 1999 COMPARED TO APRIL 4, 1998

     Net Sales. Consolidated net sales were $41.5 million for the three months ended April 3, 1999 as compared to $42.7 million for the three months ended April 4, 1998, a decrease of 2.9% or $1.2 million. The decrease in net sales is attributable to a reduction in sales to chain drug stores/combo stores/supermarkets of $2.2 million and a reduction of $3.6 million in other channels partially offset by improved sales with mass merchandisers of $3.9 million and with variety stores of $0.7 million.

     Gross Profit. Gross profit was $17.7 million for the three months ended April 3, 1999 as compared to $19.3 million for the three months ended April 4, 1998. Gross profit as a percentage of net sales decreased to 42.6% for the three months ended April 3, 1999 from 45.1% for the three months ended April 4, 1998. The $1.6 million or 8.3% decrease is primarily due to increased sales of promotional products, which have lower margins, and a change in product sales mix from higher margin optical products to lower margin jewelry products.

     Operating Expenses. Operating expenses were $16.2 million for the three months ended April 3, 1999 as compared to $17.5 million for the three months ended April 4, 1998, a decrease of 7.3% or $1.3 million. The decrease is primarily attributable to payroll and overhead savings generated from the closing of the Dallas distribution facility.

     Interest Expense. Interest expense was $2.3 million for the three months ended April 3, 1999 as compared to $1.2 million for the three months ended April 4, 1998, an increase of 99% or $1.1 million. This resulted from additional borrowings under the Company's credit facilities to fund operations and a higher effective interest rate related to the Company's 10 3/4% Senior Notes.

     Income Tax. No income tax benefit was recorded for the three months ended April 3, 1999 as compared to $317,000 of expense for the three months ended April 4, 1998.

     Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $710,000 for the three months ended April 3, 1999 as compared to net income before dividends and accretion on preferred stock of $404,000 for the three months ended April 4, 1998, a decrease of $1.1 million.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $1.4 million for the three months ended April 3, 1999 as compared to a loss of $279,000 for the three months ended April 4, 1998, an increase of $1.1 million. The increase was attributable to the $1.1 million decrease in earnings and an increase of $35,000

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)



in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

LIQUIDITY AND CAPITAL RESOURCES

     At April 3, 1999 the Company had cash and cash equivalents of $1.7 million and working capital of $31.2 million. To date, the Company has funded its operations through credit facilities, issuance of equity and debt securities, and cash generated from operations.

     The Company used $10.5 million of cash in operations during the three months ended April 3, 1999 compared to a use of $5.3 million during the three months ended April 4, 1998. Cash used in operating activities increased due to lower operating results, increased inventory purchases, higher accounts receivables and timing of payments for accruals and accounts payable offset by increases in non-cash depreciation and amortization charges.

     The Company used $2.4 million in investing activities during the three months ended April 3, 1999 compared to a use of $16.9 million during the three months ended April 4, 1998. The uses of funds for investing activities during the three months ended April 3, 1999 consisted primarily of $2.1 million for the purchase of equipment (primarily display fixtures).

     The Company generated $12.4 million from financing activities during the three months ended April 3, 1999 compared to $19.7 million during the three months ended April 4, 1998. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable.

     The Company has 43,700 shares of Series A Preferred Stock which has a redemption value at April 3, 1999 of $29.6 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

     In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, Foster Grant Holdings, Inc. (FG Holdings) issued 100 shares of FG Preferred Stock, which are redeemable on February 28, 2000, or earlier upon the occurrence of certain specified capital transactions. The redemption price will range between $1.0 million and $4.0 million depending upon the net sales of sunglasses, reading glasses and accessories by FG Holdings and the Company, and upon the total transaction value.

     The Company is continually engaged in evaluating potential acquisitions. The Company expects that funding for future acquisitions may come from a variety of sources, depending on the size and nature of any such acquisition. Potential sources of capital include cash generated from operations, borrowings under the Company's Senior Credit Facility with Bank of America, as an agent and lender, or other external debt or equity financings. There can be no assurance that such additional capital sources will be available to the Company, if at all, on terms that the Company finds acceptable.

     The Company has substantial indebtedness and significant debt service obligations. As of April 3, 1999, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $91.4 million. The Company had current liabilities of approximately $53.6 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $3.6 million and minimum payments under its operating leases of approximately $1.8 million. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

     The Company has up to $36.4 million available for borrowings under the Senior Credit Facility as of April 3, 1999. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. Subsequent to the end of the first quarter of fiscal 1999, the Company successfully negotiated an amendment to the Senior Credit Facility to modify the financial covenants. Covenants for the first quarter of fiscal 1999 have been waived with the new covenants beginning with the six months ended July 3, 1999.

     The Company's ability to make scheduled payments of principal, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash,

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (CONTINUED)

together with available borrowings under the Senior Credit Facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated cost savings and revenue growth will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

YEAR 2000

     The Company uses several application programs written over many years using two-digit fields to define the applicable year, rather than four-digit year fields. Programs that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This misinterpretation of the year could result in an incorrect computation or a computer shutdown.

     As a result of the Company's growth, AAi is implementing a new information management system which is expected to be Year 2000 compliant. The new system is scheduled for completion by late-summer 1999. Accordingly, the Company believes that with the successful conversion to the new software, the Year 2000 issue will not pose significant operational problems for the Company's systems. The Company will evaluate the need for contingency planning in the second quarter of 1999 based on the status of the system installation.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

     The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At April 3, 1999, approximately 99% of the carrying values of the Company's long-term debt were at fixed interest rates.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                   (CONTINUED)

     Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso and the Hong Kong Dollar. During the three months ended April 3, 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

     The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the introduction of the Euro dollar.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         EX-27.1 Financial Data Schedule

(b)      Report on Form 8-K

         The registrant filed no reports on form 8-K during the quarter ended April 3, 1999.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            AAi.FosterGrant, Inc.
                                                (Registrant)



Dated: May 18, 1999              /s/ Gerald F. Cerce
                                 -----------------------------------------------
                                 Gerald F. Cerce
                                 Chairman, President and Chief Executive
                                 Officer (Principal Executive Officer)


Dated: May 18, 1999              /s/ Duane M. DeSisto
                                 -----------------------------------------------
                                 Duane M. DeSisto
                                 Assistant Secretary and Chief
                                 Financial Officer (Principal Financial Officer)
