Form 10-Q
period 1999-07-03
AAI FOSTERGRANT INC
filed 1999-08-17
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended July 3, 1999.

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


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

       As of August 17, 1999, there were 608,000 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION                                            PAGE

   ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


               Consolidated Condensed Balance Sheets as of
                 January 2, 1999 and July 3, 1999                              3

               Consolidated Condensed Statements of Operations
                 for the three and six months ended July 4, 1998
                 and July 3, 1999                                              4

               Consolidated Condensed Statements of Cash Flows
                 for the six months ended July 4, 1998 and
                 July 3, 1999                                                  5

               Notes to Consolidated Condensed Financial
                 Statements                                                    7

               CONDENSED FINANCIAL STATEMENTS FOR FANTASMA, LLC
                 A MOSTLY-OWNED SUBSIDIARY OF AAI.FOSTERGRANT, INC

               Condensed Balance Sheets as of January 2, 1999 and
                 July 3, 1999                                                 21

               Condensed Statements of Operations for the three
                 and six months Ended July 4, 1998 and July 3, 1999           22

               Condensed Statement of Cash Flows for the six
               months ended July 4, 1998 and July 3, 1999                     23

               Notes to Condensed Financial Statements                        24

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               26

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        37

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                                 38

   ITEM 2.  Changes in Securities and Use of Proceeds                         38

   ITEM 3.  Defaults Upon Senior Securities                                   38

   ITEM 4.  Submission of Matters to a Vote of Security Holders               38

   ITEM 5.  Other Information                                                 38

   ITEM 6.  Exhibits and reports on Form 8-K                                  38

SIGNATURES                                                                    39

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)


                                     ASSETS
                                                                   JANUARY 2,    JULY 3,
                                                                     1999         1999
                                                                   ---------     --------

CURRENT ASSETS:
   Cash and cash equivalents                                       $  2,207     $  1,557
   Accounts receivable less reserves of approximately
      $9,975 and $8,108                                              29,317       42,342
   Inventories                                                       37,162       35,111
   Prepaid expenses and other current assets                          1,918        1,700
   Deferred tax assets                                                3,743        3,743
                                                                   --------     --------
         Total current assets                                        74,347       84,453
                                                                   --------     --------
Property, plant and equipment, net                                   17,543       17,918
Intangible assets                                                    20,874       20,226
Other assets                                                          8,415        7,999
Deferred tax assets                                                   5,319        5,319
                                                                   --------     --------
             Total assets                                          $126,498     $135,915
                                                                   ========     ========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Borrowings under revolving note payable                         $  2,576     $ 17,303
   Redeemable preferred stock of a  subsidiary                           --          951
   Current maturities of long-term obligations                          626          614
   Deferred compensation, current portion                                30           10
   Accounts payable                                                  14,899       17,870
   Accrued expenses                                                  22,740       17,109
   Accrued income taxes                                               2,130        2,110
                                                                   --------     --------
         Total current liabilities                                   43,001       55,967
                                                                   --------     --------
10 3/4% series B senior notes due 2006                               75,000       75,000
Long-term obligations, less current maturities                          780          466
Deferred compensation, less current portion                           1,448        1,599
Redeemable preferred stock of a  subsidiary                             909           --
Preferred stock, $.01 par value --
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares
     of Series A Redeemable Convertible Preferred Stock,
     stated at redemption value                                      28,862       30,317

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value --
          authorized -- 4,800,000 shares
          issued and outstanding-- 608,000 shares                         6            6
      Additional paid-in capital                                        270          270
      Accumulated other comprehensive loss                             (289)        (247)
      Accumulated deficit                                           (23,489)     (27,463)
                                                                   --------     --------
         Total shareholders' deficit                                (23,502)     (27,434)
                                                                   --------     --------
Total liabilities and shareholders' deficit                        $126,498     $135,915
                                                                   ========     ========




The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     --------------------     --------------------
                                                      JULY 4,     JULY 3,      JULY 4,     JULY 3,
                                                       1998        1999         1998        1999
                                                     --------    --------     --------    --------

NET SALES                                            $ 45,928    $ 45,616     $ 88,631    $ 87,097
COST OF GOODS SOLD                                     24,112      26,757       47,543      50,745
                                                     --------    --------     --------    --------
   Gross profit                                        21,816      18,859       41,088      36,352

OPERATING EXPENSES:
   Selling                                             11,990      13,267       23,483      24,796
   General and administrative                           7,169       4,571       13,125       9,038
   Restructuring charge                                 2,600          --        2,600          --
                                                     --------    --------     --------    --------
      Income from operations                               57       1,021        1,880       2,518
Interest expense                                       (1,460)     (2,679)      (2,638)     (5,021)
Other expense, net                                        (86)       (152)         (10)        (17)
                                                     --------    --------     --------    --------
Loss before income tax benefit and dividends
   and accretion on preferred stock                    (1,489)     (1,810)        (768)     (2,520)
Income tax benefit                                        655          --          338          --
                                                     --------    --------     --------    --------
Net loss before dividends and accretion
   on preferred stock                                    (834)     (1,810)        (430)     (2,520)
Dividends and accretion on preferred stock                674         737        1,357       1,455
                                                     --------    --------     --------    --------
Net loss applicable to common shareholders           $ (1,508)   $ (2,547)    $ (1,787)   $ (3,975)
                                                     ========    ========     ========    ========
Basic and diluted net loss per share
   applicable to common shareholders                 $  (2.48)   $  (4.19)    $  (2.94)   $  (6.54)
                                                     ========    ========     ========    ========
Basic and diluted weighted average shares
   of common stock outstanding                        608,000     608,000      608,000     608,000
                                                     ========    ========     ========    ========





The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            SIX MONTHS ENDED
                                                                          ---------------------
                                                                           JULY 4,      JULY 3,
                                                                            1998         1999
                                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                              $   (430)    $ (2,520)
    Adjustments to reconcile net loss to net cash used
    in operating activities-
    Depreciation and amortization                                            5,479        5,878
    Amortization of interest costs related to debt                              --          360
    Equity in losses (earnings) of investments in affiliates                    46          (84)
    Minority interest in income of consolidated subsidiary                      68           42
    Cumulative foreign currency translation adjustment                        (163)          42
    Deferred interest on subordinated promissory notes payable                 106           --
    Deferred taxes                                                            (338)          --
    Changes in assets and liabilities, net of acquisitions -
      Accounts receivable                                                  (17,593)     (13,025)
      Inventories                                                            7,175        2,051
      Prepaid expenses and other current assets                                236          218
      Deferred costs                                                            --         (106)
      Accounts payable                                                       2,499        2,563
      Accrued expenses                                                      (1,097)      (5,311)
      Accrued income taxes                                                     (87)         (21)
                                                                          --------     --------
             Net cash used in operating activities                          (4,099)      (9,913)
                                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash received                                      (9,464)          --
    Purchases of property, plant and equipment                             (10,863)      (4,892)
    Advances to officers/shareholders                                       (2,417)          --
    Decrease in investment in affiliates                                        29           --
    Increase in other assets                                                  (281)        (237)
                                                                          --------     --------
            Net cash used in investing activities                          (22,996)      (5,129)
                                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving note payable                             14,908       14,728
    Proceeds from term note payable                                         13,222           --
    Payments on long term obligations and deferred compensation             (1,441)        (336)
                                                                          --------     --------
            Net cash provided by financing activities                       26,689       14,392
                                                                          --------     --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (406)        (650)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,779        2,207
                                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  2,373     $  1,557
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In thousands)

                                                              SIX MONTHS ENDED
                                                             -------------------
                                                              JULY 4,     JULY 3,
                                                               1998        1999
                                                             --------     ------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
   Conversion of leasehold improvements
     to building improvements                                $  1,393     $   --
                                                             ========     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                               $  2,411      4,532
                                                             ========     ======
      Income Taxes                                           $    112     $    6
                                                             ========     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
RELATED TO ACQUISITIONS:

During the three and six months ended
July 4, 1998, the Company Acquired Fantasma, LLC
and Foster Grant UK, as described in Note 2
   This acquisition is summarized as follows-
     Fair value of assets acquired, excluding cash           $ 15,672     $   --
                                                             ========     ======
     Payments in connection with the
        acquisitions, net of cash acquired                     (9,464)        --
                                                             --------     ------
      Liabilities assumed and notes issued                   $  6,208     $   --
                                                             ========     ======


















The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

         (a)      Interim Consolidated Condensed Financial Statements

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 2, 1999 as reported in the Company's 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended July 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000, or for any other future period.

         (b)      Revenue Recognition

         The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taken into account historical experience, upon shipment to the customer.

         (c)      Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 2, 1999 and July 3, 1999 (in thousands):

                                                      January 2,       July 3,
                                                        1999            1999
                                                      ---------        -------

Finished goods .....................................   $31,037        $31,149
Work-in-process and raw materials ..................     6,125          3,962
                                                       -------        -------
                                                       $37,162        $35,111
                                                       =======        =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


         (d)      Customer Acquisition Costs

         The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $123,000 and $500,000, and $225,000 and $372,000 for the three and six months ended July 4, 1998 and July 3, 1999, respectively.

         The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and six months ended July 3, 1999, the Company capitalized approximately $45,000 and $106,000 of these costs, respectively in the accompanying consolidated balance sheet. Amortization expense for the three months and six months ended July 3, 1999 related to these costs as well as previously capitalized costs was approximately $300,000 and $596,000, respectively. No such cost were capitalized or amortized during the first six months ended July 4, 1998.

Note 2 - Acquisitions

         In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration (based on the Company's calculations). This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to it's results of operations or financial condition. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of July 3, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. Fantasma is a marketer and distributor of watches and clocks.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

         In March 1998, the Company acquired certain assets and liabilities of Eyecare Products UK Ltd. (Foster Grant UK), including the Foster Grant trademark in territories not previously owned, for approximately $5.5 million in cash. Foster Grant UK is a marketer and distributor of sunglasses and reading glasses in Europe. The purchase price may be increased by approximately $700,000 based on Foster Grant UK performance in 1998 and 1999. Based on activity to date, there has been no increase in the purchase price.

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

                                                               Six Months Ended
                                                                 July 4, 1998
                                                               ----------------

Net sales .......................................................  $94,853
Net loss applicable to common shareholders ......................   (2,140)
Basic and diluted net loss per share applicable
    to common shareholders ......................................    (3.52)


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 3 - Long-Term Obligations

                  On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.3 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4 % Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15.

         The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At July 3, 1999, management believes the Company was in compliance with these covenants.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


Note 4 - Earnings Per Share

         In accordance with SFAS No. 128, Earnings Per Share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Diluted weighted average shares outstanding excludes all 12,000 common equivalent shares at July 4, 1998 and July 3, 1999 as their effect would be anti-dilutive.

Note 5 - Comprehensive Loss

         Comprehensive loss for the three and six months ended July 3, 1999 was $1.6 million and $2.5 million, respectively, as compared to comprehensive loss for the three and six months ended July 4, 1998 of $974,000 and $593,000, respectively. Differences between comprehensive loss and loss before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 6 - Restructuring Charge

         In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing. The charge included $1.5 million for the write down of assets to be disposed (which were all disposed of during fiscal 1998) and a severance accrual of approximately $1.1 million, which represents severance payments due to 40 office and distribution employees. Through July 3, 1999, all of these 40 employees were terminated and severance benefits of approximately $854,000 were paid. The remaining severance accrual will be paid by the end of fiscal 2000.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                                                CHAIN
THREE MONTHS                                 DRUG STORES/
   ENDED                        MASS        COMBO STORES/
JULY 4, 1998               MERCHANDISERS    SUPERMARKETS    VARIETY     OTHER       TOTAL
------------               -------------    ------------    -------     -----       -----

Net sales                    $24,026           $11,283      $ 4,715     $5,904     $45,928
                             =======           =======      =======     ======     =======
Segment (loss) profit        $(1,697)          $ 1,116      $  (774)    $  (48)    $(1,403)
                             =======           =======      =======     ======     =======


                                                CHAIN
THREE MONTHS                                 DRUG STORES/
   ENDED                        MASS        COMBO STORES/
JULY 3, 1999               MERCHANDISERS    SUPERMARKETS    VARIETY     OTHER       TOTAL
------------               -------------    ------------    -------     -----       -----

Net sales                    $24,527           $11,849      $ 5,312     $3,928     $45,616
                             =======           =======      =======     ======     =======
Segment (loss) profit        $(1,235)          $ 1,143      $ (1,159)   $ (407)    $(1,658)
                             =======           =======      =======     ======     =======


                                                CHAIN
SIX MONTHS                                   DRUG STORES/
   ENDED                        MASS        COMBO STORES/
JULY 4, 1998               MERCHANDISERS    SUPERMARKETS    VARIETY      OTHER       TOTAL
------------               -------------    ------------    -------      -----       -----

Net sales                    $46,392           $21,350      $ 9,425     $11,464     $88,631
                             =======           =======      =======     =======     =======
Segment (loss) profit        $(1,193)          $ 2,644      $(2,062)    $  (147)    $  (758)
                             =======           =======      =======     =======     =======



                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


                                                CHAIN
SIX MONTHS                                   DRUG STORES/
   ENDED                        MASS        COMBO STORES/
JULY 3, 1999               MERCHANDISERS    SUPERMARKETS    VARIETY      OTHER       TOTAL
------------               -------------    ------------    -------      -----       -----

Net sales                    $50,782           $19,722      $10,725     $ 5,868     $87,097
                             =======           =======      =======     =======     =======
Segment (loss) profit        $  (177)          $   874      $(1,941)    $(1,259)    $(2,503)
                             =======           =======      =======     =======     =======


         Revenues from segments below the quantitative thresholds are attributable to five operating segments of the Company. Those segments include department stores, armed forces' PX stores, boutique stores, gift shops, bookstores and catalogues. None of these segments have ever met any of the quantitative thresholds for determining reportable segments and their combined results are presented as Other.

         Segment profit (loss) differs from the income (loss) before income tax (expense) benefit and dividends and accretion on preferred stock by the amount of equity in losses of investments in affiliates, minority interest in income of consolidated subsidiary and other income, which are not allocated by segment. The chief operating decision-maker does not review segment assets.

         Total assets specifically identifiable with each reportable segment are as follows:

                                                            JANUARY 2,   JULY 3,
                                                              1999        1999
                                                            ---------   --------

Mass merchandisers                                          $ 25,248    $ 34,238
Chain drug stores/combo stores/supermarkets                    6,368      11,256
Variety                                                        1,246       5,541
Other                                                          5,068       5,009
Unassigned assets                                             88,568      79,871
                                                            --------    --------
                                                            $126,498    $135,915
                                                            ========    ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)


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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                      JULY 3, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    --------  ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                               CONSOLIDATED CONDENSED BALANCE SHEETS
                                                               ASSETS
Current assets

       Cash and cash equivalents                    $     32      $ --         $   17         $ 1,508      $     --      $  1,557
       Accounts receivable, net                       34,472        --          1,817           6,053            --        42,342
       Inventories                                    28,294        --          3,338           3,479            --        35,111
       Prepaid expenses and other current assets       1,075        --            262             362            --         1,699
       Deferred tax assets                             3,744        --             --              --            --         3,744
                                                    --------      ----         ------         -------      --------      --------

           Total current assets                       67,617        --          5,434          11,402            --        84,453
 Property, plant and equipment, net                   16,527        --             19           1,372            --        17,918
 Other assets                                         49,655        --          4,138             975       (21,224)       33,544
                                                    --------      ----         ------         -------      --------      --------
           Total assets                             $133,799      $ --         $9,591         $13,749      $(21,224)     $135,915
                                                    ========      ====         ======         =======      ========      ========

                                           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities

      Borrowings under revolving note payable       $ 17,021      $ --         $   --         $   282      $     --      $ 17,303
      Redeemable preferred stock of a subsidiary         951        --             --              --            --           951
      Current maturities of long-term obligations
          and deferred compensation                      624        --             --              --            --           624
      Accounts payable                                15,497        --            264           2,109            --        17,870
      Accrued expenses                                17,877        --            257           1,085            --        19,219
      Due to affiliate                                    --        --          7,108           3,454       (10,562)           --
                                                    --------      ----         ------         -------      --------      --------

          Total current liabilities                   51,970        --          7,629           6,930       (10,562)       55,967
10 3/4% series B senior notes due 2006                75,000        --             --              --            --        75,000
Long-term obligations and deferred compensation,
      less current maturities                          2,065        --             --              --            --         2,065

Preferred Stock                                       30,317        --             --              --            --        30,317

Shareholders' (deficit) equity                       (25,553)       --          1,962           6,819       (10,662)      (27,434)
                                                    --------      ----         ------         -------      --------      --------
          Total liabilities and shareholders'
              (deficit) equity                      $133,799      $ --         $9,591         $13,749      $(21,224)     $135,915
                                                    ========      ====         ======         =======      ========      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                 JANUARY 2, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    --------  ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                                                              ASSETS
Current assets

       Cash and cash equivalents                    $     68     $    66       $   104       $ 1,969       $     --      $  2,207
       Accounts receivable, net                       20,699           2         5,088         3,528             --        29,317
       Inventories                                    28,643          --         3,878         4,641             --        37,162
       Prepaid expenses and other current assets       1,403         132           203           180             --         1,918
       Deferred tax assets                             3,743          --            --            --             --         3,743
                                                    --------     -------       -------       -------       --------      --------

           Total current assets                       54,556         200         9,273        10,318             --        74,347
 Property, plant and equipment, net                   16,206          --            24         1,313             --        17,543
 Other assets                                         41,512       7,652         4,357           402        (19,315)       34,608
                                                    --------     -------       -------       -------       --------      --------
           Total assets                             $112,274     $ 7,852       $13,654       $12,033       $(19,315)     $126,498
                                                    ========     =======       =======       =======       ========      ========

                                           LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities

      Borrowings under revolving note payable       $  2,576     $    --       $    --       $    --       $     --      $  2,576
      Current maturities of long-term obligations
          and deferred compensation                      656          --            --            --             --           656
      Accounts payable                                10,961         998           406         2,534             --        14,899
      Accrued expenses                                16,726       5,622         1,554           968             --        24,870
      Due to affiliate                                    --       3,757         7,088         2,380        (13,225)           --
                                                    --------     -------       -------       -------       --------      --------

          Total current liabilities                   30,919      10,377         9,048         5,882        (13,225)       43,001
10 3/4% series B senior notes due 2006                75,000          --            --            --             --        75,000
Long-term obligations and deferred compensation,
      less current maturities                          2,228          --            --            --             --         2,228
Redeemable preferred stock of a subsidiary               909          --            --            --             --           909

Preferred Stock                                       27,936         926            --            --             --        28,862

Shareholders' (deficit) equity                       (24,718)     (3,451)        4,606         6,151         (6,090)      (23,502)
                                                    --------     -------       -------       -------       --------      --------
          Total liabilities and shareholders'
              (deficit) equity                      $112,274     $ 7,852       $13,654       $12,033       $(19,315)     $126,498
                                                    ========     =======       =======       =======       ========      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                    SIX MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                                                      JULY 3, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
Net sales                                           $71,687       $ --         $ 2,844        $12,566      $    --       $87,097
Cost of goods sold                                   41,906         --           3,010          5,829           --        50,745
                                                    -------       ----         -------        -------      -------       -------

Gross profit (loss)                                  29,781         --            (166)         6,737           --        36,352
Operating expenses                                   26,056         --           2,302          5,476           --        33,834
                                                    -------       ----         -------        -------      -------       -------

Income (loss) income from operations                  3,725         --          (2,468)         1,261           --         2,518
Interest expense                                     (4,731)        --            (153)          (137)          --        (5,021)
Other income (expense), net                             421         --             (24)          (498)          --          (101)
Equity in earnings of consolidated subsidiaries       2,072         --              --             --       (1,988)           84
                                                    -------       ----         -------        -------      -------       -------

Income (loss) before income tax expense and
   dividends and accretion on preferred stock         1,487         --          (2,645)           626       (1,988)       (2,520)
Income tax expense                                       --         --              --             --           --            --
                                                    -------       ----         -------        -------      -------       -------
Net income (loss) before dividends and accretion
  on preferred stock                                  1,487         --          (2,645)           626       (1,988)       (2,520)
Dividends and accretion on preferred stock            1,455                         --             --           --         1,455
                                                    -------       ----         -------        -------      -------       -------
Net income (loss) applicable to common
  shareholders                                      $    32       $ --         $(2,645)       $   626      $(1,988)      $(3,975)
                                                    =======       ====         =======        =======      =======       =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                    SIX MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                                                      JULY 4, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
Net sales                                           $35,690      $42,697       $ 501          $9,743        $    --      $88,631
Cost of goods sold                                   20,347       22,496         301           4,399             --       47,543
                                                    -------      -------       -----          ------        -------      -------

Gross profit                                         15,343       20,201         200           5,344             --       41,088
Operating expenses                                   23,984       11,422         300           3,502             --       39,208
                                                    -------      -------       -----          ------        -------      -------

(Loss) income from operations                        (8,641)       8,779        (100)          1,842             --        1,880
Interest expense                                     (1,986)        (613)         (8)            (31)            --       (2,638)
Other income (expense), net                               7           12          --             (29)            --          (10)
Equity in earnings of consolidated subsidiaries       5,604           --          --              --         (5,604)          --
                                                    -------      -------       -----          ------        -------      -------

(Loss) income before income tax benefit (expense)
   and dividends and accretion on preferred stock    (5,016)       8,178        (108)          1,782         (5,604)        (768)
Income tax benefit (expense)                          4,663       (3,725)         --            (600)            --          338
                                                    -------      -------       -----          ------        -------      -------
Net (loss) income before dividends and accretion
  on preferred stock                                   (353)       4,453        (108)          1,182         (5,604)        (430)
Dividends and accretion on preferred stock            1,357           --          --              --             --        1,357
                                                    -------      -------       -----          ------        -------      -------
Net (loss) income applicable to common
  shareholders                                      $(1,710)     $ 4,453       $(108)         $1,182        $(5,604)     $(1,787)
                                                    =======      =======       =====          ======        =======      =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                    SIX MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                                                      JULY 3, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities                $(9,701)     $ --           $(75)         $  (137)       $  --        $(9,913)
Cash flows from Investing activities:                    --
    Purchase of property, plant and equipment        (3,863)       --             --           (1,029)          --         (4,892)
    Advance to affiliates                              (328)       --             --               --          328             --
    Other investing activities                         (460)       --            (12)             235           --           (237)
                                                    -------      ----           ----          -------        -----        -------

       Net cash used in investing activities         (4,651)       --            (12)            (794)         328         (5,129)
                                                    -------      ----           ----          -------        -----        -------

 Cash flows from financing activities:
    Net borrowings under revolving note payable      14,446        --             --              282           --         14,728
    Payments on long-term obligations and
       deferred compensation                           (196)       --             --             (140)          --           (336)
    Due to (from) affiliates                             --        --             --              328         (328)            --
                                                    -------      ----           ----          -------        -----        -------

       Net cash provided by financing activities     14,250        --             --              470         (328)        14,392
                                                    -------      ----           ----          -------        -----        -------

       Net (decrease) increase in cash                 (102)       --            (87)            (461)          --           (650)
Cash and cash equivalents, beginning of period          134        --            104            1,969           --          2,207
                                                    -------      ----           ----          -------        -----        -------

Cash and cash equivalents, end of period            $    32      $ --           $ 17          $ 1,508        $  --        $ 1,557
                                                    =======      ====           ====          =======        =====        =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                    SIX MONTHS ENDED
                                                    -------------------------------------------------------------------------------
                                                                                      JULY 4, 1999
                                                    -------------------------------------------------------------------------------
                                                              WHOLLY OWNED  MOSTLY OWNED  NON-GUARANTOR
                                                    COMPANY   SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                    -------   ------------  ------------  -------------  ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities                $(10,817)    $ 7,250       $(66)          $ (466)       $    --      $ (4,099)
Cash flows from Investing activities:
    Purchase of property, plant and equipment         (6,485)     (3,872)        --             (506)            --       (10,863)
    Acquisitions, net of cash received                (9,464)         --         --               --             --        (9,464)
    Advance to affiliates                             (3,724)         --         --               --          3,724            --
    Other investing activities                        (5,694)      3,023         --                2             --        (2,669)
                                                    --------     -------       ----           ------        -------      --------

       Net cash (used in) provided by investing
           activities                                (25,367)       (849)        --             (504)         3,724       (22,996)
                                                    --------     -------       ----           ------        -------      --------

 Cash flows from financing activities:
    Net borrowings under revolving note payable       23,857      (8,949)        --               --             --        14,908
    Proceeds from term note payable                   13,222          --         --               --             --        13,222
    Payments on long-term obligations and
       deferred compensation                          (1,441)         --         --               --             --        (1,441)
    Due (from) to affiliates                          (1,602)      2,471        486            2,369         (3,724)           --
                                                    --------     -------       ----           ------        -------      --------
       Net cash provided by (used in) financing
           activities                                 34,036      (6,478)       486            2,369         (3,724)       26,689
                                                    --------     -------       ----           ------        -------      --------

       Net (decrease) increase in cash                (2,148)        (77)       420            1,399             --          (406)
Cash and cash equivalents, beginning of period         2,354         183         --              242             --         2,779
                                                    --------     -------       ----           ------        -------      --------

Cash and cash equivalents, end of period            $    206     $   106       $420           $1,641        $    --      $  2,373
                                                    ========     =======       ====           ======        =======      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                            Condensed Balance Sheets
                                 (In thousands)


                                     ASSETS
                                                             JANUARY 2,    JULY 3,
                                                               1999         1999
                                                              --------     ------
CURRENT ASSETS:
   Cash and cash equivalents                                  $   104      $   17
   Accounts receivable less reserves of
      approximately $373 and $206                               5,088       1,817
   Inventories                                                  3,878       3,338
   Prepaid expenses and other current assets                      203         262
                                                              -------      ------
         Total current assets                                   9,273       5,434
                                                              -------      ------
Property and equipment, net                                        24          19
Other assets, net                                               4,357       4,138
                                                              -------      ------
             Total assets                                     $13,654      $9,591
                                                              =======      ======

                         LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
   Note payable to member                                     $ 7,088      $7,108
   Accounts payable and accrued liabilities                     1,960         521
                                                              -------      ------
         Total current liabilities                              9,048       7,629
Members' Equity                                                 4,606       1,962
                                                              -------      ------
Total liabilities and members' equity                         $13,654      $9,591
                                                              =======      ======
















The accompanying notes are an integral part of these condensed financial statements

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                       Condensed Statements of Operations
                                 (In thousands)

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                    ------------------       ------------------
                                    JULY 4,     JULY 3,      JULY 4,     JULY 3,
                                     1998        1999         1998        1999
                                    ------     -------       ------     -------

Net sales                           $1,810     $ 1,167       $4,841     $ 2,844
Cost of goods sold                   1,682       1,478        3,354       3,010
                                    ------     -------       ------     -------
Gross profit (loss)                    128        (311)       1,487        (166)
Operating Expenses:
    Selling                             59         502          707         862
    General and administrative         366         754          957       1,440
                                    ------     -------       ------     -------
      Loss from operations            (297)     (1,567)        (177)     (2,468)
Interest expense                       (65)        (69)        (168)       (153)
Other expense, net                      --         (54)          --         (24)
                                    ------     -------       ------     -------
Net loss                            $ (362)    $(1,690)      $ (345)    $(2,645)
                                    ======     =======       ======     =======



















The accompanying notes are an integral part of these condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                                  Fantasma, LLC
              (A Mostly Owned Subsidiary of AAi.FosterGrant, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                        SIX MONTHS ENDED
                                                                       -------------------
                                                                        JULY 4,    JULY 3,
                                                                         1998       1999
                                                                       -------     -------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $  (345)    $(2,645)
    Adjustments to reconcile net loss to net cash provided
    by operating activities-
    Depreciation and amortization                                           21         236
    Write off of property and equipment                                     49          --
    Changes in assets and liabilities -
      Accounts receivable                                                3,482       3,271
      Inventories                                                         (469)        540
      Prepaid expenses and other current assets                            (98)        (59)
      Advance payable to member                                         (1,661)         21
      Accounts payable and accrued expenses                               (215)     (1,439)
                                                                       -------     -------
         Net cash provided by (used in) operating activities               764         (75)
                                                                       -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Decrease (increase) in other assets                                      3         (12)
    Purchases of property and equipment                                     (2)         --
                                                                       -------     -------
    Net cash provided by (used in) investing activities                      1         (12)
                                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under note payable to member                              3,712          --
    Repayments under note payable to member                             (3,764)         --
    Member contributions (distributions)                                  (531)         --
                                                                       -------     -------
         Net cash used in financing activities                            (583)         --
                                                                       -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       182         (87)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             238         104
                                                                       -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   420     $    17
                                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for-
      Interest                                                         $    --     $    --
                                                                       =======     =======
      Income taxes                                                     $    --     $    --
                                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES
   Pushdown of purchase price related to
     Aai.FosterGrant's investment In Fantasma, LLC                     $ 4,627     $    --
                                                                       =======     =======




The accompanying notes are an integral part of these condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                                  FANTASMA, LLC

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


Note 1 - Significant Accounting Policies

         (a)      Interim Consolidated Condensed Financial Statements

         The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. ("AAi" or the "Company") and Fantasma LLC for the year ended January 2, 1999 as reported in the Company's Form 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended July 3, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000 or for any other future period.

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

         In June 1998, AAi acquired an 80% interest in Fantasma for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration (based on the Company's calculations). This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to its results of

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

operations or financial condition. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of July 3, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded.

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

Note 2 - Comprehensive Loss

         Comprehensive loss was the same as net income for the periods presented.

Note 3 - Segment Reporting

         Fantasma has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in the 1998 fiscal year. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. To date, Fantasma has viewed its operations and manages its business as principally one segment.

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

OVERVIEW

          The Company is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories primarily to mass merchandisers, chain drug stores/combo stores/supermarkets and variety stores in North America and the United Kingdom. As a value-added distributor, the Company provides customized store displays, merchandising management and a store-level field service force to replenish and restock displays, reorder product and attend to markdowns and allowances. Upon shipment to the customer, the Company estimates agreed-upon future allowances, returns and discounts, taking into account historical experience, and reflects revenue net of these estimates.

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

         Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $20 or less. Net sales of the Company's optical products accounted for approximately 54.9% and 55.3% of the Company's net sales for the six months ended July 3, 1999 and July 4, 1998, respectively; net sales of the Company's costume jewelry accounted for approximately 36.7% and 42.5% of the Company's net sales for the six months ended July 3, 1999 and July 4, 1998, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories. Optical products generally have higher gross margins than the Company's other product lines.

         Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 75% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $372,000 and $500,000 for the six months ended July 3, 1999 and July 4, 1998, respectively.

         The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and six months ended July 3, 1999, the Company capitalized approximately $45,000 and $106,000 of these costs, respectively in the accompanying consolidated balance sheet. Amortization expense for the three months and six months ended July 3, 1999 related to these costs as well as previously capitalized costs was approximately $300,000 and $596,000, respectively. No such cost were capitalized or amortized during the first six months ended July 4, 1998.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)

         Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was $3.5 million and $8.4 million for the three and six months ended July 3, 1999, respectively as compared to $3.0 million and $7.3 million for the three and six months ended July 4, 1998, respectively.

         In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma is held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company has the obligation to repurchase this interest for nominal consideration (based on the Company's calculations). This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to it's results of operations or financial condition. Another employee of Fantasma has options to acquire up to a 2% interest in Fantasma and up to an additional 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of July 3, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. AAi's acquisition of Fantasma added watches and clocks to AAi's product lines and Disney and Warner Bros. stores to its customer base. As a result of this transaction, the Company recorded approximately $4.6 million in intangible assets, which are being amortized over 10 years.

         In March 1998, the Company acquired certain assets of Foster Grant UK for the aggregate book value of certain acquired assets, including inventory items of $3.3 million and accounts receivable of $1.7 million, less the aggregate amount of trade payables assumed of $1.1 million and bank debt assumed of $1.7 million. In addition, the Company acquired the Foster Grant trademark in the United Kingdom and Europe for $0.7 million, which amount is subject to upward adjustment at the end of 1998 and 1999 based on annual sales, up to a maximum additional payment of $0.7 million. No adjustment to the purchase price is required as result of sales to date. As a result of the Foster Grant UK acquisition, the Company recorded approximately $1.1 million of intangible assets, which are being amortized over 20 years.

         Net loss before dividends and accretion on preferred stock was $1.8 million and $2.5 million for the three and six months ended July 3, 1999 as compared to a net loss before dividends and accretion on preferred stock of $834,000 and $430,000 for the three and six months ended July 4, 1998.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:


                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                             ------------------    -----------------
                                             JULY 4,     JULY 3,   JULY 4,    JULY 3,
                                              1998        1999      1998       1999
                                             ------      ------    ------     ------

Net sales                                    100.0%      100.0%    100.0%     100.0%
Cost of goods sold                            52.5        58.7      53.7       58.3
                                             -----       -----     -----      -----
Gross profit                                  47.5        41.3      46.3       41.7
Operating expenses                            47.4        39.1      44.2       38.8
                                             -----       -----     -----      -----
Income from operations                         0.1         2.2       2.1        2.9
Interest expense                              (3.2)       (5.9)     (3.0)      (5.8)
Other expense, net                            (0.1)       (0.3)       --         --
                                             -----       -----     -----      -----
Loss before taxes and dividends and
accretion on preferred Stock                  (3.2)       (4.0)     (0.9)      (2.9)
Income tax benefit                             1.4          --       0.4         --
                                             -----       -----     -----      -----
Net loss before dividends and
   accretion on preferred stock               (1.8)       (4.0)     (0.5)      (2.9)
Dividends and accretion on
   preferred stock                             1.5         1.6       1.5        1.7
                                             -----       -----     -----      -----
Net loss applicable to common
   shareholders                               (3.3)%      (5.6)%    (2.0)%     (4.6)%
                                             =====       =====     =====      =====


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


THREE MONTHS ENDED JULY 3, 1999 COMPARED TO JULY 4, 1998

         Net Sales. Consolidated net sales were $45.6 million for the three months ended July 3, 1999 as compared to $45.9 million for the three months ended July 4, 1998, a decrease of $312,000. The decrease in net sales is attributable to a reduction in sales to non-core segments, primarily department stores, of $2.0 million partially offset by improved sales with variety stores of $597,000, chain drug stores/combo stores/supermarkets of $566,000 and mass merchandisers of $501,000. The general downward trend of department stores is expected to continue for the remainder of fiscal 1999.

         Gross Profit. Gross profit was $18.9 million for the three months ended July 3, 1999 as compared to $21.8 million for the three months ended July 4, 1998. Gross profit as a percentage of net sales decreased to 41.3% for the three months ended July 3, 1999 from 47.4% for the three months ended July 4, 1998. The $2.9 million or 13.6% decrease is primarily due to increased closeout sales in an effort to reduce inventory levels, increased sales of promotional products, which have lower margins, and a change in product sales mix from higher margin optical products to lower margin jewelry products.

         Operating Expenses. Operating expenses were $17.8 million for the three months ended July 3, 1999 as compared to $21.8 million for the three months ended July 4, 1998, a decrease of 18.0% or $4.0 million. The decrease is primarily attributable the June 1998 restructuring charge of $2.6 million for the closing of the Texas distribution center and related 1999 payroll and overhead savings generated from the closing.

         Interest Expense. Interest expense was $2.7 million for the three months ended July 3, 1999 as compared to $1.5 million for the three months ended July 4, 1998, an increase of 83.5% or $1.2 million. This resulted from additional borrowings under the Company's credit facilities to fund operations and a higher effective interest rate related to the Company's 10 3/4% Series B Senior Notes due 2006.

         Income Tax. No income tax benefit was recorded for the three months ended July 3, 1999 as compared to a benefit of $655,000 for the three months ended July 4, 1998.

         Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $1.8 million for the three months ended July 3, 1999 as compared to net loss before dividends and accretion on preferred stock of $834,000 for the three months ended July 4, 1998, an increase of $976,000.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $2.5 million for the three months ended July 3, 1999 as compared to a loss of $1.5 for the three months ended July 4, 1998, an increase of $1.0 million. The increase is attributable to the $976,000 decrease in earnings and an increase of $63,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

SIX MONTHS ENDED JULY 3, 1999 COMPARED TO JULY 4, 1998

         Net Sales. Consolidated net sales were $87.1 million for the six months ended July 3, 1999 as compared to $88.6 million for the six months ended July 4, 1998, a decrease of 1.7% or $1.5 million. The decrease in net sales is attributable to a reduction in sales to non-core segments, primarily department stores, of $5.6 million and chain drug stores/combo stores/supermarkets of $1.6 million partially offset by improved sales with mass merchandisers of $4.4 million and variety stores of $1.3 million. The general downward trend of department stores is expected to continue for the remainder of fiscal 1999.

         Gross Profit. Gross profit was $36.4 million for the six months ended July 3, 1999 as compared to $41.1 million for the six months ended July 4, 1998. Gross profit as a percentage of net sales decreased to 41.7% for the six months ended July 3, 1999 from 46.3% for the six months ended July 4, 1998. The $4.7 million or 11.5% decrease is primarily due to increased closeout sales in an effort to reduce inventory levels, increased sales of promotional products, which have lower margins, and a change in product sales mix from higher margin optical products to lower margin jewelry products.

         Operating Expenses. Operating expenses were $33.8 million for the six months ended July 3, 1999 as compared to $39.2 million for the six months ended July 4, 1998, a decrease of 13.7% or $5.4 million. The decrease is primarily attributable the June 1998 restructuring charge of $2.6 million for the closing of the Texas distribution center and related 1999 payroll and overhead savings generated from the closing.

         Interest Expense. Interest expense was $5.0 million for the six months ended July 3, 1999 as compared to $2.6 million for the six months ended July 4, 1998, an increase of 90.3% or $2.4 million. This resulted from additional borrowings under the Company's credit facilities to fund operations and a higher effective interest rate related to the Company's 10 3/4% Series B Senior Notes due 2006.

         Income Tax. No income tax benefit was recorded for the six months ended July 3, 1999 as compared to $338,000 of benefit for the six months ended July 4, 1998.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $2.5 million for the six months ended July 3, 1999 as compared to $430,000 for the six months ended July 4, 1998, an increase of $2.1 million.

         Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $4.0 million for the six months ended July 3, 1999 as compared to a loss of $1.8 million for the six months ended July 4, 1998, an increase of $2.2 million. The increase as attributable to the $2.1 million decrease in earnings and an increase of $98,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

LIQUIDITY AND CAPITAL RESOURCES

         At July 3, 1999 the Company had cash and cash equivalents of $1.6 million and working capital of $28.5 million. To date, the Company has funded its operations through credit facilities, issuance of equity and debt securities, and cash generated from operations.

         The Company used $9.9 million of cash in operations during the six months ended July 3, 1999 compared to a use of $4.1 million during the six months ended July 4, 1998. Cash used in operating activities increased due to the funding of higher operating losses, a lower decrease in inventory as a result of eliminating inventory in 1998 prior to the relocation of Foster Grant to Rhode Island, and the timing of payments for accruals and accounts payable partially offset by increases in non-cash depreciation and amortization charges and a lower increase in accounts receivable.

         The Company used $5.1 million in investing activities during the six months ended July 3, 1999 compared to a use of $23.0 million during the six months ended July 4, 1998. The uses of funds for investing activities during the six months ended July 3, 1999 consisted primarily of $4.9 million for the purchase of display fixtures and the new information management system. The decrease from the six months ended July 4, 1998 is attributable to lower spending on display fixtures and the 1998 acquisitions of Fantasma and Foster Grant UK.

         The Company generated $14.4 million from financing activities during the six months ended July 3, 1999 compared to $26.7 million during the six months ended July 4, 1998. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable. The decrease from the six months ended July 4, 1998 is attributable to proceeds from the term loan received in fiscal 1998.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at July 3, 1999 of $30.3 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

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

         The Company has substantial indebtedness and significant debt service obligations. As of July 3, 1999, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $93.4 million. The Company had current liabilities of approximately $56.0 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $5.1 million and minimum payments under its operating leases of approximately $1.3 million. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

         The Company has up to $25.3 million available for borrowings under the Senior Credit Facility as of July 3, 1999. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


of financial performance and limit the payment of cash dividends and similar restricted payments. On May 7, 1999, the Company entered into an amendment to the Senior Credit Facility which modified the financial covenant and waived non-compliance with the prior covenants. As of July 3, 1999, the Company was not in compliance with certain financial covenants, as modified. The Company has received a waiver of such non-compliance from its lenders and is negotiating an amendment to the Senior Credit Facility which will modify the financial covenants going forward. If the Company does not successfully negotiate an amendment to the Senior Credit Facility, the Company expects that it will not be in compliance with certain financial covenants in the Senior Credit Facility for the remainder of fiscal 1999. The Company has received a letter from the bank stating that it intends to modify the covenants so they are amounts that the Company believes they will be able to obtain. The Company believes it will successfully negotiate the amendment, however, there can be no assurance that it will be able to do so.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (CONTINUED)


         As a result of the Company's growth, AAi is implementing a new information management system that is expected to be Year 2000 compliant. The design of the new system is substantially complete and ready for implementation. Full implementation is scheduled for October 1999, since September is historically one of the heaviest shipping months. Accordingly, the Company believes that with the successful conversion to the new software, the Year 2000 issue will not pose significant operational problems for the Company's systems.

         Since Year 2000 compliance is being addressed with the implementation of the Company's new system, the costs of addressing the Year 2000 issue are not separately identifiable. No material additional costs are anticipated at this time.

         The Company has completed a compliance review of its property that uses embedded technology. Although the Company believes that the Year 2000 issue will not pose a significant problem for any of the Company's systems or property utilizing embedded technology, there can be no assurance that the Year 2000 issue will not interfere with the function and use of such property.

         The Company has engaged in formal communications with its major customers and most significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. These major customers and vendors have informed the Company that they are either compliant or are currently addressing the Year 2000 issue and expect to be Year 2000 compliant by the end of the third quarter. While there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company's contingency plan in the event other parties are unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties.

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

         The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At July 3, 1999, approximately 99% of the carrying values of the Company's long-term debt were at fixed interest rates.

         Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso and the Hong Kong Dollar. During the six months ended July 3, 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held May 13, 1999, shareholders elected the Company's Board of Directors and increased the numbers of shares of Common Stock authorized for issuance under the Company's 1996 Incentive Stock plan.

         The vote for the director nominees was:

                                          FOR*                   WITHHELD
         Gerald F. Cerce               1,004,620                    0
         John H. Flynn, Jr.            1,004,620                    0
         Stephen J. Carlotti           1,004,620                    0
         Michael Cronin                1,004,620                    0
         George Graboys                1,004,620                    0
         Martin E. Franklin            1,004,620                    0
         David Jenkins                 1,004,620                    0

    The vote to increase the number of shares of Common Stock authorized for issuance under the Company's 1996 Incentive Stock Plan by 38,000 shares was:

                       FOR*           AGAINST           ABSTAIN
                    1,004,620           0                 0

* Includes the holders of Common Stock and Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to vote based on the number of shares of Common Stock into which such shares are convertible, currently 10 to 1.

ITEM 5.  OTHER INFORMATION

         On July 19, 1999, the Company hired John R. Ranelli as President, Chief Operating Officer and a member of the Office of the Chief Executive. Mr. Ranelli was previously the Executive Vice President of Stride Rite Corporation (from August 1996 to September 1998) and the Chief Operating Officer (from February 1995 to July 1996) and a director (from June 1994 to September 1995) of Deckers Outdoor Corporation, a $125 million footwear and apparel manufacturer. From June 1994 to January 1995, he served as the Executive Vice President and Chief Financial Officer of TLC Beatrice, a $2 billion consumer products manufacturer and retailer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1.1 First Amendment to Second Amended & Restated Financing and Security Agreement

                  10.15 Employment Agreement between AAi and John Ranelli dated July 19, 1999.

                  EX-27.1  Financial Data Schedule

         (b)      Report on Form 8-K

                  The registrant filed no reports on form 8-K during the quarter ended July 3, 1999.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                             AAi.FosterGrant, Inc.
                                                  (Registrant)



Dated: August 17, 1999                       /s/ Gerald F. Cerce
                                             ----------------------------------
                                             Gerald F. Cerce
                                             Chairman, President and Chief
                                             Executive Officer
                                             (Principal Executive Officer)



Dated: August 17, 1999                       /s/ Duane M. DeSisto
                                             ----------------------------------
                                             Duane M. DeSisto
                                             Assistant Secretary and Chief
                                             Financial Officer
                                             (Principal Financial Officer)