Form 10-Q
period 1999-10-02
AAI FOSTERGRANT INC
filed 1999-11-16
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the quarterly period ended October 2, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from _______ to _______


                        Commission File Number 333-61119


                              AAI.FOSTERGRANT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         RHODE ISLAND                                         05-0419304
------------------------------                          ----------------------
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



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO: [ ]

     As of November 16, 1999, there were 608,000 shares of the Registrant's Common Stock, $.01 par value, outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS



PART I. - FINANCIAL INFORMATION                                         PAGE

  ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets as of
              January 2, 1999 and October 2, 1999                         3

           Consolidated Condensed Statements of Operations
              for the three and nine months ended October 3, 1998
              and October 2, 1999                                         4

           Consolidated Condensed Statements of Cash Flows
              for the nine months ended October 3, 1998 and
              October 2, 1999                                             5

           Notes to Consolidated Condensed Financial
              Statements                                                  7

   ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations
                                                                         20

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk   26

PART II - OTHER INFORMATION

   ITEM 1.  Legal Proceedings                                            27

   ITEM 2.  Changes in Securities and Use of Proceeds                    27

   ITEM 3.  Defaults Upon Senior Securities                              27

   ITEM 4.  Submission of Matters to a Vote of Security Holders          27

   ITEM 5.  Other Information                                            27

   ITEM 6.  Exhibits and reports on Form 8-K                             27

SIGNATURES                                                               28

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)


                    ASSETS
                                                                     JANUARY 2,        OCTOBER 2,
                                                                        1999             1999
                                                                     ----------        ----------
CURRENT ASSETS:
   Cash and cash equivalents                                         $   2,207         $   2,939
   Accounts receivable less reserves of approximately
      $9,975 and $7,659                                                 29,317            42,202
   Inventories                                                          37,162            32,138
   Prepaid expenses and other current assets                             1,918             1,007
   Deferred tax assets                                                   3,743             3,743
                                                                     ---------         ---------
         Total current assets                                           74,347            82,029
                                                                     ---------         ---------
Property, plant and equipment, net                                      17,543            18,264
Intangible assets                                                       20,874            19,869
Other assets                                                             8,415             7,872
Deferred tax assets                                                      5,319             5,319
                                                                     ---------         ---------
             Total assets                                            $ 126,498         $ 133,353
                                                                     =========         =========

        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                           $   2,576         $  23,768
   Redeemable preferred stock of a  subsidiary                              --               972
   Current maturities of long-term obligations                             626               863
   Deferred compensation - current portion                                  30                 9
   Accounts payable                                                     14,899            15,227
   Accrued expenses                                                     22,740            15,733
   Accrued income taxes                                                  2,130             2,107
                                                                     ---------         ---------
         Total current liabilities                                      43,001            58,679
                                                                     ---------         ---------

10 3/4% series B senior notes due 2006                                  75,000            75,000
Long-term obligations - less current maturities                            780               313
Deferred compensation - less current portion                             1,448             1,492
Redeemable preferred stock of a  subsidiary                                909                --
Preferred stock, $.01 par value --
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares
     of Series A Redeemable Convertible Preferred Stock,
     stated at redemption value                                         28,862            31,089

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value --
          authorized -- 4,800,000 shares
          issued and outstanding-- 608,000 shares                            6                 6
      Additional paid-in capital                                           270               270
      Accumulated other comprehensive loss                                (289)             (239)
      Accumulated deficit                                              (23,489)          (33,257)
                                                                     ---------         ---------
         Total shareholders' deficit                                   (23,502)          (33,220)
                                                                     ---------         ---------
Total liabilities and shareholders' deficit                          $ 126,498         $ 133,353
                                                                     =========         =========



                     The accompanying notes are an integral
           part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    ----------------------------       ----------------------------
                                                    OCTOBER 3,        OCTOBER 2,       OCTOBER 3,        OCTOBER 2,
                                                      1998              1999              1998              1999
                                                    ----------        ----------       ----------        ----------
NET SALES                                           $  36,849         $  38,496         $ 125,480         $ 125,593
COST OF GOODS SOLD                                     20,449            24,155            67,992            74,900
                                                    ---------         ---------         ---------         ---------
   Gross profit                                        16,400            14,341            57,488            50,693

OPERATING EXPENSES:
   Selling                                             12,792            12,155            36,275            36,951
   General and administrative                           5,823             4,572            18,948            13,610
   Restructuring charge                                    --                --             2,600                --
                                                    ---------         ---------         ---------         ---------
      (Loss) income from operations                    (2,215)           (2,386)             (335)              132
Interest expense                                       (2,216)           (2,657)           (4,854)           (7,679)
Other (expense) income, net                              (243)               60              (253)               44
                                                    ---------         ---------         ---------         ---------
Loss before income tax benefit and dividends
   and accretion on preferred stock                    (4,674)           (4,983)           (5,442)           (7,503)
Income tax (expense) benefit                               --               (37)              338               (37)
                                                    ---------         ---------         ---------         ---------
Net loss before dividends and accretion
   on preferred stock                                  (4,674)           (5,020)           (5,104)           (7,540)
Dividends and accretion on preferred stock                699               773             2,056             2,228
                                                    ---------         ---------         ---------         ---------
Net loss applicable to common shareholders          $  (5,373)        $  (5,793)        $  (7,160)        $  (9,768)
                                                    =========         =========         =========         =========
Basic and diluted net loss per share
   applicable to common shareholders                $   (8.84)        $   (9.53)        $  (11.78)        $  (16.07)
                                                    =========         =========         =========         =========
Basic and diluted weighted average shares
   of common stock outstanding                        608,000           608,000           608,000           608,000
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                           NINE MONTHS ENDED
                                                                      ---------------------------
                                                                      OCTOBER 3,       OCTOBER 2,
                                                                         1998            1999
                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           $ (5,104)        $ (7,540)
    Adjustments to reconcile net loss to net cash used
    in operating activities-
    Depreciation and amortization                                         8,840            8,431
    Amortization of interest costs related to debt                           78              242
    Equity in losses (earnings) of investments in affiliates                 61              (84)
    Minority interest in income of consolidated subsidiary                   53               63
    Cumulative foreign currency translation adjustment                      (52)              50
    Deferred interest on subordinated promissory notes payable              140               --
    Deferred taxes                                                         (334)              --
    Changes in assets and liabilities, net of acquisitions -
      Accounts receivable                                               (11,666)         (12,885)
      Inventories                                                         9,760            5,024
      Prepaid expenses and other current assets                              48              911
      Deferred costs                                                         --             (155)
      Accounts payable                                                   (7,468)             328
      Accrued expenses                                                      (25)          (7,098)
      Accrued income taxes                                                  (87)             (23)
                                                                       --------         --------
             Net cash used in operating activities                       (5,756)         (12,736)
                                                                       --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash received                                   (9,464)              --
    Purchases of property, plant and equipment                          (16,783)          (7,031)
    Advances to officers/shareholders                                    (3,511)              --
    Decrease in investment in affiliates                                     15               --
    Decrease (increase) in other assets                                      21             (447)
                                                                       --------         --------
            Net cash used in investing activities                       (29,722)          (7,478)
                                                                       --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving note payable                         (32,258)          21,192
    Proceeds from term note payable                                      13,222               --
    Proceeds from 103/4senior notes                                      75,000               --
    Costs related to issuance of 103/4senior notes                       (3,120)              --
    Payments on long term obligations and deferred compensation          (2,203)            (246)
                                                                       --------         --------
            Net cash provided by financing activities                    35,287           20,946
                                                                       --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (191)             732

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,779            2,207
                                                                       --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  2,588         $  2,939
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                 (In thousands)

                                                              NINE MONTHS ENDED
                                                          --------------------------
                                                          OCTOBER 3,      OCTOBER 2,
                                                            1998            1999
                                                          ----------      ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING ACTIVITIES:
   Conversion of leasehold improvements
       to building improvements                            $  1,393         $   --
                                                           ========         ======
   Offset of advances to officers/shareholders
       against subordinated promissory notes
       payable to officers/shareholders                    $  3,495         $   --
                                                           ========         ======
   Cash paid during the period for-
      Interest                                             $  3,620         $9,183
                                                           ========         ======
      Income Taxes
                                                           $    407         $    8
                                                           ========         ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
RELATED TO ACQUISITIONS:

During the three and nine months ended
October 3, 1998, the Company Acquired Fantasma, LLC
and Foster Grant UK, as described in Note 2
   This acquisition is summarized as follows-
     Fair value of assets acquired, excluding cash
     Payments in connection with the                       $ 15,672         $   --
        acquisitions, net of cash acquired
      Liabilities assumed and notes issued                   (9,464)            --
                                                           --------         ------
                                                           $  6,208         $   --
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

    (a) Interim Consolidated Condensed Financial Statements

    The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 2, 1999 as reported in the Company's 10-K filed with the SEC on April 2, 1999. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 2, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended October 2, 1999 may not be indicative of the results that may be expected for the year ending January 1, 2000, or for any other future period.

    (b) Revenue Recognition

    The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

    (c) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 2, 1999 and October 2, 1999 (in thousands):

                                        JANUARY 2,     OCTOBER 2,
                                          1999            1999
                                        ----------     ----------
Finished goods ......................... $31,037        $28,779
Work-in-process and raw materials ......   6,125          3,359
                                         -------        -------
                                         $37,162        $32,138
                                         =======        =======

    (d) Customer Acquisition Costs

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $1.2 million and $1.7 million, and $92,000 and $464,000 for the three and nine months ended October 3, 1998 and October 2, 1999, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended October 2, 1999, the Company capitalized approximately $49,000 and $155,000 of these costs, respectively, in the accompanying consolidated balance sheet. Amortization expense for the three months and nine months ended October 2, 1999 related to these costs as well as previously capitalized costs was approximately $306,000 and $903,000, respectively. No such cost were capitalized or amortized during the first nine months ended October 3, 1998.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

Note 2 - Acquisitions

    In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to its results of operations or financial condition. Another employee of Fantasma has options to acquire up to a 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of October 2, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. Fantasma is a marketer and distributor of watches and clocks.

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

                                                         NINE MONTHS ENDED
                                                         OCTOBER 3, 1998
                                                         -----------------
          Net sales ........................................ $131,702
          Net loss applicable to common shareholders .......   (7,513)
          Basic and diluted net loss per share applicable
              To common shareholders .......................   (12.36)

Note 3 - Long-Term Obligations

    On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.3 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4 % Series B Notes due 2006 registered with the SEC. Interest on the Series B Notes is payable semiannually on January 15 and July 15.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

    The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At October 2, 1999, management believes the Company was in compliance with these covenants.

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

Note 4 - Earnings Per Share

    In accordance with SFAS No. 128, Earnings Per Share was determined by dividing net loss by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Diluted weighted average shares outstanding excludes all 12,000 and 43,350 common equivalent shares at October 3, 1998 and October 2, 1999, respectively, as their effect would be anti-dilutive.

Note 5 - Comprehensive Loss

    Comprehensive loss for the three and nine months ended October 2, 1999 was $5.0 million and $7.5 million, respectively, as compared to comprehensive loss for the three and nine months ended October 3, 1998 of $4.6 million and $5.2 million, respectively. Differences between comprehensive loss and loss before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 6 - Restructuring Charge

    In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing. The charge included $1.5 million for the write down of assets to be disposed (which were all disposed of during fiscal 1998) and a severance accrual of approximately $1.1 million, which represents severance payments due to 40 office and distribution employees. Through October 2, 1999, all of these 40 employees were terminated and severance benefits of approximately $947,000 were paid. The remaining severance accrual will be paid by the end of fiscal 2000.

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


                                             CHAIN DRUG
 THREE MONTHS                               STORES/COMBO
     ENDED                     MASS           STORES/
OCTOBER 3, 1998           MERCHANDISERS     SUPERMARKETS      VARIETY          OTHER           TOTAL
---------------           -------------     ------------      -------         -------         ---------
Net sales                    $ 24,470         $ 4,461         $ 3,529         $ 4,389         $ 36,849
                             ========         =======         =======         =======         ========
Segment (loss) profit        $ (2,244)        $  (477)        $(1,375)        $  (335)        $ (4,431)
                             ========         =======         =======         =======         ========


                                             CHAIN DRUG
 THREE MONTHS                               STORES/COMBO
     ENDED                     MASS            STORES/
OCTOBER 2, 1999           MERCHANDISERS     SUPERMARKETS      VARIETY          OTHER            TOTAL
---------------           -------------     ------------      -------         -------         ---------

Net sales                    $ 28,727         $ 3,699         $ 3,858         $ 2,212         $ 38,496
                             ========         =======         =======         =======         ========
Segment (loss) profit        $   (350)        $(1,808)        $(1,828)        $(1,057)        $ (5,043)
                             ========         =======         =======         =======         ========

                                             CHAIN DRUG
 NINE MONTHS                                STORES/COMBO
    ENDED                      MASS           STORES/
OCTOBER 3, 1998           MERCHANDISERS     SUPERMARKETS      VARIETY          OTHER           TOTAL
---------------           -------------     ------------      -------         -------         --------
Net sales                    $ 70,862         $25,811         $12,954         $15,853         $125,480
                             ========         =======         =======         =======         ========
Segment (loss) profit        $ (3,437)        $ 2,167         $(3,437)        $  (482)        $ (5,189)
                             ========         =======         =======         =======         ========


                                             CHAIN DRUG
 NINE MONTHS                                STORES/COMBO
    ENDED                      MASS           STORES/
OCTOBER 2, 1999           MERCHANDISERS     SUPERMARKETS      VARIETY          OTHER           TOTAL
---------------           -------------     ------------      -------         -------         --------
Net sales                    $ 79,509         $ 23,421         $ 14,581         $ 8,082         $ 125,593
                             ========         ========         ========         =======         =========
Segment (loss) profit        $   (527)        $   (937)        $ (3,769)        $(2,314)        $  (7,547)
                             ========         ========         ========         =======         =========


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

    Segment profit (loss) differs from the income (loss) before income tax (expense) benefit and dividends and accretion on preferred stock by the amount of other income, which are not allocated by segment. The chief operating decision-maker does not review segment assets.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

    Total assets specifically identifiable with each reportable segment are as follows:

                                                  JANUARY 2,       OCTOBER 2,
                                                     1999            1999
                                                  ----------       ----------
Mass merchandisers                                 $ 25,248        $ 35,454
Chain drug stores/combo stores/supermarkets           6,368           4,738
Variety                                               1,246           4,888
Other                                                 5,068           3,902
Unassigned assets                                    88,568          84,371
                                                   --------        --------
                                                   $126,498        $133,353
                                                   ========        ========

Note 8 - Supplemental Consolidating Financial Information

    The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned, are domestic subsidiaries of the Company and they guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Prior to September 1, 1999, the Company held an 80% interest in Fantasma LLC ("Fantasma") and accordingly Fantasma was included as a mostly-owned subsidiary in the supplemental consolidating financial information for such periods.

    The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

    Effective January 3, 1999, the assets of the Company's wholly owned guarantor subsidiaries (other than Fantasma) were transferred to the Company. Accordingly, the Company now performs all operations previously performed by these wholly owned guarantor subsidiaries, which are included in the Company in the consolidating financial information for periods ending after such date. Effective September 1, 1999, the Company acquired 100% of the interest of Fantasma, which is included as a wholly-owned subsidiary in the consolidating financial information for periods ending after such date.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                              OCTOBER 2, 1999
                                                  ----------------------------------------------------------------------------------
                                                            WHOLLY OWNED    MOSTLY OWNED   NON-GUARANTOR
                                                  COMPANY   SUBSIDIARIES    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -------   ------------    ------------   ------------   ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS
                    ASSETS

Current assets

  Cash and cash equivalents                      $      22      $   11         $ --          $ 2,906        $     --     $   2,939
  Accounts receivable, net                          36,499       2,328           --            3,375              --        42,202
  Inventories                                       26,074       2,608           --            3,456              --        32,138
  Prepaid expenses and other current assets            400         257           --              350              --         1,007
  Deferred tax assets                                3,743          --           --               --              --         3,743
                                                 ---------      ------         ----          -------        --------     ---------
    Total current assets                            66,738       5,204           --           10,087              --        82,029
Property, plant and equipment, net                  16,824          17           --            1,423              --        18,264
Other assets                                        46,867       4,010           --            1,579         (19,396)       33,060
                                                 ---------      ------         ----          -------        --------     ---------
    Total assets                                 $ 130,429      $9,231         $ --          $13,089        $(19,396)    $ 133,353
                                                 =========      ======         ====          =======        ========     =========

     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities

  Borrowings under revolving note payable        $  23,768         $--         $ --          $    --        $     --     $  23,768
  Redeemable preferred stock of a subsidiary           972          --           --               --              --           972
  Current maturities of long-term obligations
    and deferred compensation                          577          --           --              295              --           872
  Accounts payable                                  12,642       1,042           --            1,543              --        15,227
  Accrued expenses                                  15,899         703           --            1,238              --        17,840
  Due to affiliate                                      --       6,931           --            3,830         (10,761)           --
                                                 ---------      ------         ----          -------        --------     ---------
    Total current liabilities                       53,858       8,676           --            6,906         (10,761)       58,679
10 3/4% series B senior notes due 2006              75,000          --           --               --              --        75,000
Long-term obligations and deferred compensation,
    less current maturities                          1,805          --           --               --              --         1,805
Preferred Stock                                     31,089          --           --               --              --        31,089
Shareholders' (deficit) equity                     (31,323)        555           --            6,183          (8,635)      (33,220)
                                                 ---------      ------         ----          -------        --------     ---------
    Total liabilities and shareholders'
      (deficit) equity                           $ 130,429      $9,231         $ --          $13,089        $(19,396)    $ 133,353
                                                 =========      ======         ====          =======        ========     =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                  JANUARY 2, 1999
                                                   --------------------------------------------------------------------------------
                                                             WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------   ------------   ------------  ------------  ------------
                                                            (IN THOUSANDS)
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                    ASSETS

Current assets

  Cash and cash equivalents                       $     68      $    66       $   104        $ 1,969        $     --     $   2,207
  Accounts receivable, net                          20,699            2         5,088          3,528              --        29,317
  Inventories                                       28,643           --         3,878          4,641              --        37,162
  Prepaid expenses and other current assets          1,403          132           203            180              --         1,918
  Deferred tax assets                                3,743           --            --             --              --         3,743
                                                  --------      -------       -------        -------        --------     ---------
     Total current assets                           54,556          200         9,273         10,318              --        74,347
 Property, plant and equipment, net                 16,206           --            24          1,313              --        17,543
 Other assets                                       41,512        7,652         4,357            402         (19,315)       34,608
                                                  --------      -------       -------        -------        --------     ---------
     Total assets                                 $112,274      $ 7,852       $13,654        $12,033        $(19,315)    $ 126,498
                                                  ========      =======       =======        =======        ========     =========

     LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities

  Borrowings under revolving note payable         $  2,576      $    --       $    --        $    --        $     --     $   2,576
  Current maturities of long-term obligations
    and deferred compensation                          656           --            --             --              --           656
  Accounts payable                                  10,961          998           406          2,534              --        14,899
  Accrued expenses                                  16,726        5,622         1,554            968              --        24,870
  Due to affiliate                                      --        3,757         7,088          2,380         (13,225)           --
                                                  --------      -------       -------        -------        --------     ---------
     Total current liabilities                      30,919       10,377         9,048          5,882         (13,225)       43,001
10 3/4% series B senior notes due 2006              75,000           --            --             --              --        75,000
Long-term obligations and deferred compensation,
  less current maturities                            2,228           --            --             --              --         2,228
Redeemable preferred stock of a subsidiary             909           --            --             --              --           909
Preferred Stock                                     27,936          926            --             --              --        28,862
Shareholders' (deficit) equity                     (24,718)      (3,451)        4,606          6,151          (6,090)      (23,502)
                                                  --------      -------       -------        -------        --------     ---------
     Total liabilities and shareholders'
       (deficit) equity                           $112,274      $ 7,852       $13,654        $12,033        $(19,315)    $ 126,498
                                                  ========      =======       =======        =======        ========     =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             THREE MONTHS ENDED
                                                -----------------------------------------------------------------------------------
                                                                               OCTOBER 2, 1999
                                                -----------------------------------------------------------------------------------
                                                            WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                -------     ------------   ------------   ------------  ------------   ------------
                                                            (IN THOUSANDS)
                                               CONSOLIDATED CONDENSED BALANCE SHEETS

Net sales                                       $ 30,490        $1,509      $ 2,879           $ 3,618      $   --        $ 38,496
Cost of goods sold                                18,275         1,437        2,518             1,925          --          24,155
                                                --------        ------      -------           -------      ------        --------

Gross profit                                      12,215            72          361             1,693          --          14,341
Operating expenses                                12,717           570        1,173             2,267          --          16,727
                                                --------        ------      -------           -------      ------        --------

Loss from operations                                (502)         (498)        (812)             (574)         --          (2,386)
Interest expense                                  (2,471)          (26)         (56)             (104)         --          (2,657)
Other income (expense), net                            5           (14)          (1)               70          --              60
Equity in (losses) earnings of
  consolidated subsidiaries                       (2,487)           --           --                --       2,487              --
                                                --------        ------      -------           -------      ------        --------

(Loss) income before income tax expense and
   dividends and accretion on preferred stock     (5,455)         (538)        (869)             (608)      2,487          (4,983)
Income tax expense                                    --            --           --               (37)         --             (37)
                                                --------        ------      -------           -------      ------        --------
Net (loss) income before dividends and
  accretion on preferred stock                    (5,455)         (538)        (869)             (645)      2,487          (5,020)
Dividends and accretion on preferred stock           773            --           --                --          --             773
                                                --------        ------      -------           -------      ------        --------
Net loss applicable to common
  shareholders                                  $ (6,228)       $ (538)     $  (869)          $  (645)     $2,487        $ (5,793)
                                                ========        ======      =======           =======      ======        ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                            THREE MONTHS ENDED
                                            -------------------------------------------------------------------------------------
                                                                              OCTOBER 3, 1998
                                            -------------------------------------------------------------------------------------
                                                         WHOLLY OWNED    MOSTLY OWNED   NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -------      ------------    ------------   ------------  ------------   ------------
                                                        (IN THOUSANDS)
                                             CONSOLIDATED CONDENSED BALANCE SHEETS

Net sales                                   $26,512         $ 3,629         $3,615         $3,093         $   --        $36,849
Cost of goods sold                           18,036          (1,593)         2,448          1,558             --         20,449
                                            -------         -------         ------         ------         ------        -------

Gross profit                                  8,476           5,222          1,167          1,535             --         16,400
Operating expenses                            6,692           8,702          1,310          1,911             --         18,615
                                            -------         -------         ------         ------         ------        -------

Income (loss) from operations                 1,784          (3,480)          (143)          (376)            --         (2,215)
Interest expense                             (2,089)             27           (134)           (20)            --         (2,216)
Other (expense) income, net                     (76)             12             --           (179)            --           (243)
Equity in earnings of
  consolidated subsidiaries                  (4,201)             --             --             --          4,201             --
                                            -------         -------         ------         ------         ------        -------
(Loss) income before income tax
  benefit (expense) and dividends
  and accretion on preferred stock           (4,582)         (3,441)          (277)          (575)         4,201         (4,674)
Income tax benefit (expense)                     --              --             --             --             --             --
                                            -------         -------         ------         ------         ------        -------
Net (loss) income before dividends
  and accretion on preferred stock           (4,582)         (3,441)          (277)          (575)         4,201         (4,674)
Dividends and accretion on preferred stock      699              --             --             --             --            699
                                            -------         -------         ------         ------         ------        -------
Net (loss) income applicable to common
  shareholders                              $(5,281)        $(3,441)        $ (277)        $ (575)        $4,201        $(5,373)
                                            =======         =======         ======         ======         ======        =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                NINE MONTHS ENDED
                                                 ----------------------------------------------------------------------------------
                                                                                 OCTOBER 2, 1999
                                                 ----------------------------------------------------------------------------------
                                                            WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                 COMPANY    SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                 -------    ------------   ------------   ------------  ------------   ------------
                                                           (IN THOUSANDS)
                                               CONSOLIDATED CONDENSED BALANCE SHEETS

Net sales                                       $102,177        $1,509       $ 5,723         $16,184         $ --        $125,593
Cost of goods sold                                60,181         1,437         5,528           7,754           --          74,900
                                                --------        ------       -------         -------         ----        --------

Gross profit                                      41,996            72           195           8,430           --          50,693
Operating expenses                                38,773           570         3,475           7,743           --          50,561
                                                --------        ------       -------         -------         ----        --------

Income (loss) from operations                      3,223          (498)       (3,280)            687           --             132
Interest expense                                  (7,203)          (26)         (209)           (241)          --          (7,679)
Other income (expense), net                          427           (14)          (25)           (428)          --             (40)
Equity in (losses) earnings of
  consolidated subsidiaries                         (415)           --            --              --          499              84
                                                --------        ------       -------         -------         ----        --------
(Loss) income before income tax expense and
   dividends and accretion on preferred stock     (3,968)         (538)       (3,514)             18          499          (7,503)
Income tax expense                                    --            --            --             (37)          --             (37)
                                                --------        ------       -------         -------         ----        --------
Net (loss) income before dividends and
  accretion on preferred stock                    (3,968)         (538)       (3,514)            (19)         499          (7,540)
Dividends and accretion on preferred stock         2,228            --            --              --           --           2,228
                                                --------        ------       -------         -------         ----        --------
Net loss applicable to common
  shareholders                                  $ (6,196)       $ (538)      $(3,514)        $   (19)        $499        $ (9,768)
                                                ========        ======       =======         =======         ====        ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                            NINE MONTHS ENDED
                                            ----------------------------------------------------------------------------------------
                                                                             OCTOBER 3, 1998
                                            ----------------------------------------------------------------------------------------
                                                         WHOLLY OWNED    MOSTLY OWNED   NON-GUARANTOR
                                            COMPANY      SUBSIDIARIES    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------      ------------    ------------   -------------   ------------    ------------
                                                        (IN THOUSANDS)
                                            CONSOLIDATED CONDENSED BALANCE SHEETS

Net sales                                   $62,202         $46,326         $4,116         $12,836         $    --        $125,480
Cost of goods sold                           38,383          20,903          2,749           5,957              --          67,992
                                            -------         -------         ------         -------         -------        --------

Gross profit                                 23,819          25,423          1,367           6,879              --          57,488
Operating expenses                           30,676          20,124          1,610           5,413              --          57,823
                                            -------         -------         ------         -------         -------        --------

(Loss) income from operations                (6,857)          5,299           (243)          1,466              --            (335)
Interest expense                             (4,075)           (586)          (142)            (51)             --          (4,854)
Other (expense) income, net                     (69)             24             --            (208)             --            (253)
Equity in earnings of
   consolidated subsidiaries                  1,403              --             --              --          (1,403)             --
                                            -------         -------         ------         -------         -------        --------

(Loss) income before income tax benefit
   (expense) and dividends and accretion
   on preferred stock                        (9,598)          4,737           (385)          1,207          (1,403)         (5,442)
Income tax benefit (expense)                  4,663          (3,725)            --            (600)             --             338
                                            -------         -------         ------         -------         -------        --------
Net (loss) income before dividends and
   accretion on preferred stock              (4,935)          1,012           (385)            607          (1,403)         (5,104)
Dividends and accretion on preferred stock    2,056              --             --              --              --           2,056
                                            -------         -------         ------         -------         -------        --------
Net (loss) income applicable to common
  shareholders                              $(6,991)        $ 1,012         $ (385)        $   607         $(1,403)       $ (7,160)
                                            =======         =======         ======         =======         =======        ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                  NINE MONTHS ENDED
                                                   ---------------------------------------------------------------------------------
                                                                                   OCTOBER 2, 1999
                                                   ---------------------------------------------------------------------------------
                                                             WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------   ------------   ------------   ------------  ------------
                                                            (IN THOUSANDS)
                                                 CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities              $(14,305)      $1,371       $(1,275)        $ 1,473         $  --      $(12,736)
Cash flows from Investing activities:
    Purchase of property, plant and equipment       (5,988)          --            --          (1,043)           --        (7,031)
    Advance to affiliates                             (239)          --            --              --           239            --
    Other investing activities                        (408)          --           (12)            (27)           --          (447)
                                                  --------       ------       -------         -------         -----      --------

       Net cash (used in) provided by
           investing activities                     (6,635)          --           (12)         (1,070)          239        (7,478)
                                                  --------       ------       -------         -------         -----      --------
 Cash flows from financing activities:
    Net borrowings under revolving
       note payable                                 21,192           --            --              --            --        21,192
    Payments on long-term obligations and
       Deferred compensation                          (541)          --            --             295            --          (246)
    Due to (from) affiliates                           177       (1,360)        1,183             239          (239)           --
                                                  --------       ------       -------         -------         -----      --------

       Net cash provided by (used in)
           financing activities                     20,828       (1,360)        1,183             534          (239)       20,946
                                                  --------       ------       -------         -------         -----      --------

       Net (decrease) increase in cash                (112)          11          (104)            937            --           732
Cash and cash equivalents, beginning of period         134           --           104           1,969            --         2,207
                                                  --------       ------       -------         -------         -----      --------

Cash and cash equivalents, end of period          $     22       $   11       $    --         $ 2,906         $  --      $  2,939
                                                  ========       ======       =======         =======         =====      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                 NINE MONTHS ENDED
                                                  ---------------------------------------------------------------------------------
                                                                                  OCTOBER 3, 1998
                                                  ---------------------------------------------------------------------------------
                                                            WHOLLY OWNED   MOSTLY OWNED   NON-GUARANTOR
                                                  COMPANY   SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  -------   ------------   ------------   ------------   ------------  ------------
                                                           (IN THOUSANDS)
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities             $(20,293)    $ 14,424       $(1,494)        $ 1,607       $     --     $ (5,756)
Cash flows from Investing activities:
    Purchase of property, plant and equipment      (8,671)      (5,806)          (13)         (2,293)            --      (16,783)
    Acquisitions, net of cash received             (9,464)          --            --              --             --       (9,464)
    Advance to affiliates                         (10,060)          --            --              --         10,060           --
    Other investing activities                       (236)         (60)          (22)         (3,157)            --       (3,475)
                                                 --------     --------       -------         -------       --------     --------
       Net cash (used in) provided by
          investing Activities                    (28,431)      (5,866)          (35)         (5,450)        10,060      (29,722)
                                                 --------     --------       -------         -------       --------     --------
 Cash flows from financing activities:
    Net borrowings under revolving
       note payable                                (8,865)     (14,715)           --          (8,678)            --      (32,258)
    Proceeds from term note payable                13,222           --            --              --             --       13,222
    Proceeds from 10 3/4% senior notes             75,000           --            --              --             --       75,000
    Costs related to issuance of 10 3/4%
       senior notes                                (3,120)          --            --              --             --       (3,120)
    Payments on long-term obligations and
       deferred compensation                      (29,447)          --            --          11,890             --      (17,557)
    Due to affiliates                                  --        6,057         1,653           2,350        (10,060)          --
                                                 --------     --------       -------         -------       --------     --------
       Net cash provided by (used in)
          financing Activities                     46,790       (8,658)        1,653           5,562        (10,060)      35,287
                                                 --------     --------       -------         -------       --------     --------

       Net (decrease) increase in cash             (1,934)        (100)          124           1,719             --         (191)
Cash and cash equivalents, beginning of period      2,354          183            73             169             --        2,779
                                                 --------     --------       -------         -------       --------     --------

Cash and cash equivalents, end of period         $    420     $     83       $   197         $ 1,888       $     --     $  2,588
                                                 ========     ========       =======         =======       ========     ========

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

    Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $20 or less. Net sales of the Company's optical products accounted for approximately 47.4% and 44.9% of the Company's net sales for the nine months ended October 2, 1999 and October 3, 1998, respectively; net sales of the Company's costume jewelry accounted for approximately 42.1% and 36.6% of the Company's net sales for the nine months ended October 2, 1999 and October 3, 1998, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories. Optical products generally have higher gross margins than the Company's other product lines.

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

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $92,000 and $464,000 and $1.2 million and $1.7 million for the three and nine months ended October 2, 1999 and October 3, 1998, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended October 2, 1999, the Company capitalized approximately $49,000 and $155,000 of these costs, respectively, in the accompanying consolidated balance sheet. Amortization expense for the three months and nine months ended October 2, 1999 related to these costs as well as previously capitalized costs was approximately $306,000 and $903,000, respectively. No such cost were capitalized or amortized during the first nine months ended October 3, 1998.

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

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was approximately $227,000 and $8.6 million for the three and nine months ended October 2, 1999, respectively as compared to $903,000 and $8.3 million for the three and nine months ended October 3, 1998, respectively.

    In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to it's results of operations or financial condition. Another employee of Fantasma has options to acquire up to a 2% interest if certain earnings targets for Fantasma are met in 1999 and 2000. As of October 2, 1999, the exercise price of the options to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. AAi's acquisition of Fantasma added watches and clocks to AAi's product lines and Disney and Warner Bros. stores to its customer base. As a result of this transaction, the Company recorded approximately $4.6 million in intangible assets, which are being amortized over 10 years.

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

    Net loss before dividends and accretion on preferred stock was $5.0 million and $7.5 million for the three and nine months ended October 2, 1999 as compared to a net loss before dividends and accretion on preferred stock of $4.7 million and $5.1 million for the three and nine months ended October 3, 1998.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                           -------------------------     -------------------------
                                           OCTOBER 3,     OCTOBER 2,     OCTOBER 3,     OCTOBER 2,
                                              1998           1999           1998           1999
                                           ----------     ----------     ----------     ----------
Net sales                                    100.0%         100.0%         100.0%         100.0%
Cost of goods sold                            55.5           62.7           54.2           59.6
                                             -----          -----          -----          -----
Gross profit                                  44.5           37.3           45.8           40.4
Operating expenses                            50.5           43.5           46.1           40.3
                                             -----          -----          -----          -----
(Loss) income from operations                 (6.0)          (6.2)          (0.3)           0.1
Interest expense                               6.0            6.9            3.9            6.1
Other expense (income), net                    0.7           (0.2)           0.2             --
                                             -----          -----          -----          -----
Loss before taxes and dividends
   and accretion on preferred Stock          (12.7)         (12.9)          (4.4)          (6.0)
Income tax (expense) benefit                    --           (0.1)           0.3             --
                                             -----          -----          -----          -----
Net loss before dividends and
   accretion on preferred stock              (12.7)         (13.0)          (4.1)          (6.0)
Dividends and accretion on
   preferred stock                             1.9            2.0            1.6            1.8
                                             -----          -----          -----          -----
Net loss applicable to common
   shareholders                              (14.6)%        (15.0)%         (5.7)%         (7.8)%
                                             =====          =====          =====          =====


THREE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO OCTOBER 3, 1998

    Net Sales. Consolidated net sales were $38.5 million for the three months ended October 2, 1999 as compared to $36.8 million for the three months ended October 3, 1998, an increase of $1.6 million. The increase in net sales is primarily attributable to an increase of $4.3 million in the mass merchandiser channel and $329,000 in the variety channel partially offset by lower sales to non-core segments, primarily department stores, of $2.2 million and lower chain drug stores/combo stores/supermarkets sales of $762,000. The general downward trend of department store sales is expected to continue for the remainder of fiscal 1999.

    Gross Profit. Gross profit was $14.3 million for the three months ended October 2, 1999 as compared to $16.4 million for the three months ended October 3, 1998. Gross profit as a percentage of net sales decreased to 37.3% for the three months ended October 2, 1999 from 44.5% for the three months ended October 3, 1998. The $2.1 million or 12.6% decrease is primarily due to increased closeout sales in an effort to reduce inventory levels and a change in jewelry product mix to lower margin products.

    Operating Expenses. Operating expenses were $16.7 million for the three months ended October 2, 1999 as compared to $18.6 million for the three months ended October 3, 1998, a decrease of 10.1% or $1.9 million. The decrease is primarily attributable to inefficiencies incurred in the third quarter of 1998 after the announced closing of the Texas distribution center and related 1999 payroll and overhead savings generated from the closing.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

    Interest Expense. Interest expense was $2.7 million for the three months ended October 2, 1999 as compared to $2.2 million for the three months ended October 3, 1998, an increase of 19.9% or $441,000. This resulted from additional borrowings under the Company's credit facilities to fund operations.

    Income Tax. Income tax expense was $37,000 for the three months ended October 2, 1999 and represents the provision on the Company's UK operations. No expense or benefit was recorded for the three months ended October 3, 1998.

    Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $5.0 million for the three months ended October 2, 1999 as compared to net loss before dividends and accretion on preferred stock of $4.7 million for the three months ended October 3, 1998, an increase of $346,000.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $5.8 million for the three months ended October 2, 1999 as compared to a loss of $5.4 million for the three months ended October 3, 1998, an increase of $420,000. The increase is attributable to the $346,000 decrease in earnings and an increase of $74,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

NINE MONTHS ENDED OCTOBER 2, 1999 COMPARED TO OCTOBER 3, 1998

    Net Sales. Consolidated net sales were $125.6 million for the nine months ended October 2, 1999 as compared to $125.5 million for the nine months ended October 3, 1998, an increase of $113,000. The increase in net sales is primarily attributable to an increase of $8.6 million in the mass merchandiser channel and $1.6 million in the variety channel largely offset by lower sales to non-core segments, primarily department stores, of $7.8 million and lower chain drug stores/combo stores/supermarkets sales of $2.4 million. The general downward trend of department store sales is expected to continue for the remainder of fiscal 1999.

    Gross Profit. Gross profit was $50.7 million for the nine months ended October 2, 1999 as compared to $57.5 million for the nine months ended October 3, 1998. Gross profit as a percentage of net sales decreased to 40.4% for the nine months ended October 2, 1999 from 45.8% for the nine months ended October 3, 1998. The $6.8 million or 11.8% decrease is primarily due to increased closeout sales in an effort to reduce inventory levels, increased sales of promotional products, which have lower margins, and a change in jewelry product mix to lower margin products.

    Operating Expenses. Operating expenses were $50.6 million for the nine months ended October 2, 1999 as compared to $57.8 million for the nine months ended October 3, 1998, a decrease of 12.6% or $7.2 million. The decrease is primarily attributable to the April 1998 restructuring charge of $2.6 million for the closing of the Texas distribution center, related inefficiencies incurred in the third quarter of 1998 after the announced closure and related 1999 payroll and overhead savings generated from the closing.

    Interest Expense. Interest expense was $7.7 million for the nine months ended October 2, 1999 as compared to $4.9 million for the nine months ended October 3, 1998, an increase of 58.2% or $2.8 million. This resulted from additional borrowings under the Company's credit facilities to fund operations and a higher effective interest rate related to the Company's 10 3/4% Series B Senior Notes due 2006 issued in July 1998.

    Income Tax. Income tax expense was $37,000 for the three months ended October 2, 1999 as compared to a benefit of $338,000 for the nine months ended October 3, 1998.

    Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $7.5 million for the nine months ended October 2, 1999 as compared to $5.1 million for the nine months ended October 3, 1998, an increase of $2.4 million.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $9.8 million for the nine months ended October 2, 1999 as compared to a loss of $7.2 million for the nine months ended October 3, 1998, an increase of $2.6 million. The increase as attributable to the $2.4 million decrease in earnings and an increase of $172,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

LIQUIDITY AND CAPITAL RESOURCES

    At October 2, 1999 the Company had cash and cash equivalents of $2.9 million and working capital of $23.4 million. To date, the Company has funded its operations through credit facilities, issuance of equity and debt securities, and cash generated from operations.

    The Company used $12.7 million of cash in operations during the nine months ended October 2, 1999 compared to a use of $5.8 million during the nine months ended October 3, 1998. Cash used in operating activities increased due to the funding of higher operating losses, a lower decrease in inventory as a result of eliminating inventory in 1998 prior to the relocation of Foster Grant to Rhode Island and unfavorable accounts receivable resulting from higher third quarter sales in 1999 than third quarter sales in 1998.

    The Company used $7.5 million in investing activities during the nine months ended October 2, 1999 compared to a use of $29.7 million during the nine months ended October 3, 1998. The uses of funds for investing activities during the nine months ended October 2, 1999 consisted primarily of $7.0 million for the purchase of display fixtures and the new information management system. The decrease from the nine months ended October 3, 1998 is attributable to lower spending on display fixtures and the 1998 acquisitions of Fantasma and Foster Grant UK.

    The Company generated $20.9 million from financing activities during the nine months ended October 2, 1999 compared to $35.3 million during the nine months ended October 3, 1998. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable. The decrease from the nine months ended October 3, 1998 is attributable to proceeds from the Notes and the term loan received in fiscal 1998.

    The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at October 2, 1999 of $31.1 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

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

    The Company has substantial indebtedness and significant debt service obligations. As of October 2, 1999, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $99.9 million. The Company had current liabilities of approximately $58.7 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $5.9 million and minimum payments under its operating leases of approximately $714,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                                   (Continued)

    The Company has up to $ 16.9 million available for borrowings under the Senior Credit Facility as of October 2, 1999. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. On May 7, 1999, the Company entered into an amendment to the Senior Credit Facility which modified the financial covenants and waived non-compliance with the prior covenants. As of October 2, 1999, the Company was not in compliance with certain financial covenants, as modified. The Company has received a waiver of such non-compliance from its lenders and is negotiating an amendment to the Senior Credit Facility which will modify the financial covenants going forward. If the Company does not successfully negotiate an amendment to the Senior Credit Facility, the Company expects that it will not be in compliance with certain financial covenants in the Senior Credit Facility for the remainder of fiscal 1999. The Company has received a letter from the bank stating that it intends to modify the covenants so they are amounts that the Company believes they will be able to obtain. The Company believes it will successfully negotiate the amendment, however, there can be no assurance that it will be able to do so.

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

    As a result of the Company's growth, AAi has implemented a new information management system which is certified by the vendor to be Year 2000 compliant. The Company has completed Phase I of the conversion to the new system during October 1999 and believes that the Year 2000 issue will not pose significant operational problems for the Company's systems.

    Since Year 2000 compliance has been addressed with the implementation of the Company's new system, the costs of addressing the Year 2000 issue are not separately identifiable. No material additional costs are anticipated at this time.

    The Company has completed a compliance review of its property that uses embedded technology. Although the Company believes that the Year 2000 issue will not pose a significant problem for any of the Company's systems or property utilizing embedded technology, there can be no assurance that the Year 2000 issue will not interfere with the function and use of such property.

    The Company has engaged in formal communications with its major customers and most significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. These major customers and vendors have informed the Company that they are compliant. While there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems, the Company does not believe that its operations are materially vulnerable to the failure of any vendor or customer to properly address the Year 2000 issue. The Company's contingency plan in the event other parties are unable to provide Year 2000 compliant electronic data is to revert to paper documentation from these parties.

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

    The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At October 2, 1999, approximately 99% of the carrying values of the Company's long-term debt were at fixed interest rates.

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso and the Hong Kong Dollar. During the nine months ended October 2, 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company does not expect to be materially impacted by the introduction of the Euro dollar.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.8.1   Amendment to 1996 Incentive Stock Plan

          27.1   Financial Data Schedule

    (b) Report on Form 8-K

    The registrant filed no reports on form 8-K during the quarter ended October 2, 1999.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                AAi.FosterGrant, Inc. (Registrant)

Dated: November 16, 1999        /s/ Gerald F. Cerce
                                -------------------------------------------
                                Gerald F. Cerce Chairman and Chief
                                Executive Officer
                                (Principal Executive Officer)

Dated: November 16, 1999        /s/ John R. Ranelli
                                -------------------------------------------
                                John R. Ranelli
                                President and Chief Operating Officer
                                (Principal Financial Officer)