Form 10-K405
period 2000-01-01
AAI FOSTERGRANT INC
filed 2000-03-31
CIK 1067346

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K
      (MARK ONE)

[X] Annual Report Under Section 13 of the Securities Exchange Act of 1934 For the fiscal year ended January 1, 2000; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 From the transition period from ________ to ________.

                              AAI.FOSTERGRANT, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            RHODE ISLAND                                    05-0419304
     (State or Other Jurisdiction of                       (IRS Employer
     Incorporation or Organization)                      Identification No.)

500 GEORGE WASHINGTON HIGHWAY, SMITHFIELD RI                    02917
 (Address of Principal Executive Offices)                     (Zip Code)

                                 (401) 231-3800
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

    SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of April 1, 2000, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

    As of April 1, 2000, 608,000 shares of Common Stock and 43,700 shares of Series A Preferred Stock of the Registrant were issued and outstanding.

                                                 TABLE OF CONTENTS

DESCRIPTION                                                                                                  PAGE NUMBER
-----------                                                                                                  -----------
Part I.   Item 1 -- Business ............................................................................         3

          Item 2 -- Properties ..........................................................................         8

          Item 3 -- Legal Proceedings ...................................................................         8

          Item 4 -- Submission of Matters to a Vote of Security Holders .................................         8

Part II.  Item 5 -- Market for the Company's Common Equity and Related Stockholder Matters ..............         9

          Item 6 -- Selected Financial Data .............................................................         9

          Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations        11

          Item 7A -- Quantitative and Qualitative Disclosures About Market Risk .........................        18

          Item 8 -- Financial Statements and Supplementary Data .........................................        18

          Item 9 -- Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         18

Part III. Item 10 -- Directors and Executive Officers of the Company ....................................        19

          Item 11 -- Executive Compensation .............................................................        22

          Item 12 -- Security Ownership of Certain Beneficial Owners and Management .....................        26

          Item 13 -- Certain Relationships and Related Transactions .....................................        27

Part IV.  Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K ....................        29

          Signatures ....................................................................................        30

                                     PART I

ITEM 1. BUSINESS

GENERAL

    AAi.FosterGrant, Inc. ("AAi" or the "Company") is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom. The Company sells its products in over 40,000 retail locations. The Company markets its products under its own brand names such as Foster Grant(R) as well as customers' private labels and numerous licensed brand names including Ironman Triathalon(R), Disney(R), Warner Bros.(R) and Revlon(R). The Company outsources all of its manufacturing.

    The Company's product lines contain a large number of stock keeping units ("SKUs") with low retail price points and typically represent a small percentage of retailers' total sales. As a result, many of AAi's customers have chosen to outsource the merchandising of these products to the Company. AAi's service program provides retailers with customized displays and product packaging and store-level merchandising designed to maximize sales and inventory turnover. In 1999, the Company employed approximately 1,400 field service representatives who regularly visit program customers' stores to arrange, replenish and restock displays, reorder product and attend to markdowns and allowances. By providing retailers with in-store product management, the Company retains control of its product marketing and pricing, allowing AAi to maximize product sales and increase the floor space allocated to its product lines. In fiscal 1999, sales to customers utilizing the Company's service program accounted for 83.6 % of AAi's net sales.

    AAi was incorporated in Rhode Island in December 1985 and is the successor by merger to a Rhode Island corporation incorporated in 1962. The Company's principal executive offices are located at 500 George Washington Highway, Smithfield, Rhode Island, 02917, and its telephone number is (401) 231-3800.

CAUTIONARY STATEMENT

    This annual report contains statements relating to future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to, changes in economic conditions and competitive product and pricing pressures within the Company's markets, as well as other risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

DISTRIBUTION CHANNELS AND CUSTOMERS

    AAi sells its products to over 200 customers, primarily in three distribution channels: (1) mass merchandisers, (2) chain drug stores, combo stores (stores combining general merchandise, food and drug items) and supermarkets and (3) variety stores. To a lesser extent, AAi also distributes its products through department stores, armed forces' PX stores, boutique stores, gift shops, book stores and catalogues.

    The Company customizes its product and service program offerings to meet the distinctive characteristics and requirements of each of these retail distribution channels.

    Mass Merchandisers. AAi's sales to mass merchandisers accounted for approximately $94.4 million, or 62.6%, of net sales in fiscal 1999. These customers demand a high level of merchandise support as well as national and international distribution capability.

    Chain Drug Stores, Combo Stores, Supermarkets. AAi's sales to this channel accounted for approximately $28.8 million, or 19.1%, of net sales in fiscal 1999. These stores tend to be smaller than mass merchandisers and attract a broader class of trade, which is often less price sensitive and more convenience-oriented than the mass merchandiser or variety store customer.

    Variety Stores. AAi's sales to variety stores accounted for approximately $17.1 million, or 11.4%, of net sales in fiscal 1999. The Company's extensive product lines enable it to provide targeted service programs on a cost-effective basis, which affords the Company a significant competitive advantage in this market.

    Department Stores and Others. The Company's sales to department stores, armed forces' PX stores, boutique stores, gift shops, book stores and catalogue sales accounted for $10.4 million, or 6.9%, of its fiscal 1999 net sales. Each of these channels has different characteristics and product and service requirements and caters to different types of consumers. For example, department stores generally offer higher-end products with higher price points and sales of accessories at such outlets represent a larger percentage of total store sales.

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

    With regard to new customers, many retailers require a new supplier to buy back the retailer's existing inventory as a condition of changing vendors. These inventory costs can be substantial and can serve as a significant barrier to entry for competitors and the Company in obtaining new customers.

    In fiscal 1999, Wal-Mart accounted for approximately 35.6% of the Company's net sales. No other customers accounted for 10% or more of the Company's total net sales in 1999. The loss of any significant customer, whether through competition or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, certain segments of the retail industry, particularly mass merchandisers, variety stores, drug stores and supermarkets, are experiencing significant consolidation. Further industry consolidation could result in the Company's loss of customers that are acquired by retailers serviced by other suppliers as well as further concentration of the Company's credit risks. Such events could have a material adverse effect on the Company's results of operations.

PRODUCTS

    The Company offers sunglasses, reading glasses, costume jewelry, small synthetic leather goods, watches, clocks, and other accessories generally at retail price points below $30.

    Optical Products. The Company's optical product line includes sunglasses and non-prescription reading glasses which are sold with and without the Company's service program. As a result of its 1996 acquisition of Foster Grant Group L.P. and related entities ("Foster Grant US"), AAi has become a leading seller of popularly priced sunglasses (retail price points of $5 to $30). The Company pursues co-branding opportunities for its Foster Grant name and also sells sunglasses under other licensed brand names. The Company offers a variety of styles as well as color options for both frames and lenses. Sunglasses have a significant fashion component and positive or negative consumer response in any year can impact not only that year's profitability but also sales for the following year, since retailers' orders tend to mirror the prior year's sales. Such sales are also highly seasonal, with initial orders placed in the first quarter and, depending on consumer response, restocking orders in the second quarter.

    The Company also offers a variety of styles of non-prescription reading glasses marketed under Foster Grant, licensed brand names or private labels at price points of $6 to $20. The reading glasses business has a limited fashion component and is typically non-cyclical and non-seasonal. Since magnification strength is the primary purchasing consideration for this product line, proper stocking and restocking is essential to maximizing sales. As a result, reading glasses are typically marketed through the Company's service program.

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

    AAi has purchased and is continuing to implement an Enterprise Resources Planning ("ERP") system that integrates planning, inventory management and financials. Improvement and enhancements will continue through the year 2000.

    The Company's distribution systems are capable of handling any small package. AAi typically delivers its products to its high volume customers on a bi-weekly basis. A VNA (very narrow aisle) facility configuration serviced by wire guided stock pickers resupplies a rapid response order picking line. After receiving a customer order, the Company's computer system automatically generates a list of the ordered items, also known as a "picking" order, which the distribution staff utilizes in packing the customer's shipment. With the planned improvements to the Company's inventory management computer system, "picking" orders will be arranged according to the location of the ordered items within the Company's distribution center, which AAi anticipates will improve the efficiency of employees in filling orders.

    The Company continues to invest in an electronic data interchange ("EDI") system that enables customers to order and confirm shipments and allows AAi to invoice electronically. This technology will continue to permit AAi and its partners to reduce the cycle time to go to market, improving replenishment of products to customers and reducing inventory and costs.

SERVICE PROGRAM

    The Company believes that an attractive, well-positioned display is critical to maximizing sales to the ultimate consumer. The SKU-intensive nature of the Company's product line and the low retail price points (ranging from $3 to $20 on costume jewelry) relative to the required display space has led many retailers to outsource the merchandising function to the Company for these product lines. To better serve these customers, in 1982 the Company initiated an innovative sales program through which AAi provides its program customers with store-level management of its products. In fiscal 1999, the sales to customers who utilize the Company's service program accounted for approximately 83.6% of net sales.

    Program customers select the products to be sold in their stores and, in consultation with AAi sales and service personnel, determine the initial order and display requirements. Thereafter, based on point of sale ("POS") information and field service reports, the Company's management adjusts product mix, generates display planograms and determines discounts and markdowns. This information is transmitted to AAi's field service representatives who regularly visit the retailers' stores to replenish and restock displays, reorder product and attend to markdowns and allowances, thereby providing customers with a real-time response to the market. The frequency of service visits is dictated by the size of the store and the number of the Company's products carried by the retailer. In 1999, the Company employed approximately 1,400 field service representatives.

SALES AND MARKETING

    The Company's six sales managers have an average of approximately 17 years of industry experience. The sales force is organized by both distribution channel and product line. The product-based sales approach is dictated by customers since most retailers divide their buyers' responsibilities by product. Sales representatives service existing customers and are responsible for increasing product penetration and solving customer problems.

    The Company markets its products to the retailers by attending trade shows and advertising in industry trade magazines. The Company also maintains showrooms and sales offices domestically in New York, New York, and Bentonville, Arkansas as well as internationally in Toronto, Canada, Mexico City, Mexico, Stoke-On-Trent, United Kingdom and Hong Kong. The marketing staff is responsible for sales and marketing efforts directed at new customers and for negotiating contract terms for existing and prospective customers. Marketing focuses on designing a customized product and service package for each customer after determining the retailer's specific needs. Often, branded products provide AAi with initial access to a new customer. The Company then leverages the strength of the Company's field service and breadth of its product lines to increase product penetration.

    In addition, since acquiring the Foster Grant brand, the Company has begun to advertise directly to the end-consumer. This includes relaunching the "Who's That Behind Those Foster Grants" campaign, featuring Cindy Crawford, global promotions and public relations efforts aimed at increasing awareness of the Foster Grant brand. Also, in the spring of 1999, the Company launched a co-branded line of Ironman Triathlon(R) sports sunglasses.

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

    Sourcing and Assembly. The Company outsources manufacturing for all of its products, 77.6% of which is sourced to manufacturers in Asia through a joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. The joint venture is co-owned with a Hong Kong investor who provides on-site management. The joint venture monitors production and ensures that products meet the Company's quality standards. The Company also utilizes domestic manufacturers to accommodate short delivery lead times or when otherwise necessary. The Company believes that the quality and cost of the products manufactured by its suppliers provide it with a significant competitive advantage. In addition, sourcing the majority of its products through the joint venture enables the Company to better control costs, monitor product quality, manage inventory and provide efficient order fulfillment.

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

EMPLOYEES

    As of March 28, 2000, the Company had approximately 540 full-time employees and 1,080 part-time employees, none of whom were represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal executive office is located at 500 George Washington Highway, Smithfield, Rhode Island. AAi's primary distribution facilities are adjacent to its recently expanded headquarters, which together are 180,000 square feet.

    The following table describes the material properties owned and leased by
AAi:

                                                          USE
            OWNED PROPERTY:
                                                  Warehousing & Distribution, Product Showroom and Sales
              Smithfield, Rhode Island            Office and Office Administration

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

              Bentonville, Arkansas               Product Showroom and Sales Office

              Warren Avenue, Providence,
                  Rhode Island (a)                Warehousing

              Carpenter St., Providence,
                 Rhode Island (a)                 Warehousing

              Toronto, Canada                     Product Showroom and Sales Office

              Stoke-On-Trent, United Kingdom      Warehousing & Distribution and Office Administration

(a) Leased to AAi from related parties. See Item 13, "Certain Relationships and Related Transactions."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                     PART II


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

                                                             YEAR ENDED DECEMBER 31
                                                    ---------------------------------------
                                                                                                 YEAR ENDED     YEAR ENDED
                                                                                                 JANUARY 2,     JANUARY 1,
                                                      1995          1996(a)        1997(a)        1999(a)         2000
                                                    ---------      ---------      ---------      ---------      ---------
                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
  Net sales ...................................     $  88,050      $  86,336      $ 149,411      $ 160,325      $ 150,680
  Cost of goods sold ..........................        43,690         47,871         77,928         88,823         96,973
                                                    ---------      ---------      ---------      ---------      ---------
  Gross profit ................................        44,360         38,465         71,483         71,502         53,707
  Operating expenses ..........................        34,782         37,524         65,323         78,135         72,735
                                                    ---------      ---------      ---------      ---------      ---------
  Income(loss) from operations ................         9,578            941          6,160         (6,633)       (19,028)
  Interest expense ............................        (1,031)        (1,469)        (4,214)        (7,010)       (10,250)
  Other (expense) income, net .................           (80)          (331)            31            490           (111)
                                                    ---------      ---------      ---------      ---------      ---------
  Income(loss) before taxes ...................         8,467           (859)         1,977        (13,153)       (29,389)
  Income tax benefit (expense) ................           (42)           948         (1,162)            --            (36)
                                                    ---------      ---------      ---------      ---------      ---------
  Net income(loss) ............................         8,425             89            815        (13,153)       (29,425)
  Dividends and accretion on preferred stock(b)            --          1,123          2,496          2,779          3,002
                                                    ---------      ---------      ---------      ---------      ---------
  Net income (loss) applicable to common
shareholders ..................................         8,425         (1,034)        (1,681)       (15,932)       (32,427)
  Pro forma income tax adjustment(c) ..........        (3,370)          (604)            --             --             --
                                                    ---------      ---------      ---------      ---------      ---------
  Pro forma net income (loss)
    applicable to common shareholders .........     $   5,055      $  (1,638)     $  (1,681)     $ (15,932)     $ (32,427)
                                                    =========      =========      =========      =========      =========

OTHER DATA:
  Depreciation and amortization ...............     $     783      $   1,868      $   8,248      $  12,792      $  11,489
  Cash flow from operating activities .........         1,818         (2,219)         1,600         (3,903)         2,612
  Cash flow from investing activities .........        (2,104)       (12,473)        (9,053)       (29,753)       (10,603)
  Cash flow from financing activities .........           259         16,134          8,755         33,084          8,073
  EBITDA(d) ...................................        10,281          2,478         14,439          6,649         (1,632)
  Capital expenditures(e) .....................         1,555          1,572          7,583         16,882         10,475


                                                  YEAR ENDED DECEMBER 31
                                         --------------------------------------
                                                                                     YEAR ENDED     YEAR ENDED
                                                                                     JANUARY 2,     JANUARY 1,
                                           1995          1996           1997           1999           2000
                                         ---------     ---------      ---------      ---------      ---------
                                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital ...................     $   7,795     $     687      $   5,936      $  31,346      $   7,399
 Total assets ......................        25,187        82,010         93,746        126,498        107,867
 Total debt(f) .....................         5,542        35,588         44,960         78,982         87,322
 Preferred securities(g) ...........            --        24,338         26,918         29,771         32,864
 Total shareholders' equity(deficit)        11,523        (5,281)        (7,359)       (23,502)       (55,762)

----------

(a) Includes the results of operations of the acquired businesses from the respective dates of acquisition: Tempo Division of Allison Reed Group, Inc. ("Tempo") in June 1996, Foster Grant US in December 1996, Superior Jewelry Company ("Superior") in July 1997, Eyecare Products UK Ltd. ("Foster Grant UK") in March 1998 and Fantasma, LLC ("Fantasma") in June 1998.

(b) Reflects a reduction from net income for the accretion and noncash dividends on Series A Preferred Stock. See Note 9 of the Notes to the Company's Consolidated Financial Statements.

(c) The Company was an S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996. Pro forma income taxes, assuming the Company was subject to C corporation income taxes, have been provided, in the accompanying statement of operations for 1995 and 1996, at an estimated statutory rate of 40%.

(d) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, AAi believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry because it is an indicator of the earnings available to meet the Company's debt service obligations. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining AAi's operating performance or liquidity which is calculated in accordance with GAAP. During 1999, the Company determined that the remaining Fantasma and Tempo goodwill related to these acquisitions was impaired based on the Company's projections of future cash flows related to these assets. Accordingly, the Company has recorded a goodwill impairment loss of approximately $6.0 million, which is added back to calculate EBITDA for fiscal 1999.

(e) Does not include capital assets acquired in connection with the acquisitions of the Tempo, Foster Grant US, Superior, Foster Grant UK and Fantasma.

(f) Includes amounts outstanding under a revolving credit facility, various long-term obligations and subordinated promissory notes payable to shareholders at each applicable period.

(g)  Includes preferred stock of Foster Grant Holdings, Inc. ("FG Holdings")

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These risks and uncertainties include the substantial leverage of the Company, customer concentration and consolidation, dependence on licensed brands, a single site distribution facility, operating in international economies, unpredictability of discretionary consumer spending, competition, susceptibility to changing consumer preferences and obtaining full benefits from the new information systems. The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere.

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

    Certain segments of the retail industry, particularly mass merchandisers, variety stores, drugstores and supermarkets, are experiencing significant consolidation and in recent years many major retailers have experienced financial difficulties. These industry wide developments may have an impact on the Company's results of operations. In addition, many major retailers have sought to reduce inventory levels in order to reduce their operating costs which has had a negative effect on the Company's results of operations.

    During the first quarter of 1998, the Company elected to change its fiscal year end from December 31 to the Saturday closest to December 31.

    On July 21, 1998, the Company sold $75 million of 10 -3/4% Senior Notes due 2006 (the "Notes"). The net proceeds of approximately $71 million were used to repay outstanding indebtedness, as described below under "Liquidity and Capital Resources."

    Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $30 or less. Net sales of the Company's optical products accounted for approximately 41.0%, 47.3% and 50.7% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively; net sales of the Company's costume jewelry accounted for approximately 38.7%, 40.3% and 43.4% of the Company's net sales in fiscal 1999, 1998 and 1997, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

    Cost of Goods Sold. The Company outsources manufacturing for all of its products, 77.6% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

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

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of $0.6 million, $0.9 million and $1.6 million in fiscal 1999, 1998 and 1997, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 1999 and 1998, the Company capitalized approximately $251,000 and $2.3 million of these costs. No such costs were capitalized during fiscal 1997. Amortization expense related to these costs was approximately $1.2 million and $219,000 for the years ended January 1, 2000 and January 2, 1999, respectively.

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

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA was $(1.6) million, $6.6 million and $14.4 million in fiscal 1999, 1998 and 1997, respectively.

ACQUISITIONS

    The Company has grown rapidly through strategic acquisitions in recent years. In June 1998, the Company acquired 80% of the membership interests of Fantasma for $4.1 million in cash. The remaining 20% membership interest of Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to its results of operations or financial condition. Another employee of Fantasma has an option to acquire a 1% interest if certain earnings targets for Fantasma are met in 2000. As of January 1, 2000, the exercise price of the option to purchase member interests of Fantasma was equal to or greater than the fair market value; therefore no expense was recorded. Fantasma is a marketer and distributor of watches and clocks.

    The acquisition was accounted for using the purchase methods; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on estimated fair market value of the assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $4.6 million, which was being amortized over 10 years. During 1999, the Company determined that the remaining goodwill related to this acquisition was impaired based on the Company's projections of future cash flows related to this asset. Accordingly, the Company has recorded an impairment loss of approximately $3.9 million.

    In March 1998, the Company acquired certain assets of Foster Grant UK for the aggregate book value of certain acquired assets, including inventory items of $3.3 million and accounts receivable of $1.7 million, less the aggregate amount of trade payables assumed of $1.1 million and bank debt assumed of $1.7 million. In addition, the Company acquired the Foster Grant trademark in the United Kingdom and Europe for $0.7 million, which amount was subject to upward adjustment at the end of 1998 and 1999 based on annual sales, up to a maximum additional payment of $0.7 million. No adjustment to the purchase price was required as result of 1999 and 1998 sales. As a result of this acquisition, the Company recorded approximately $1.1 million of intangible assets which are being amortized over 20 years.

    In July 1997, the Company acquired the assets of Superior, a distributor of costume jewelry to chain drug stores and mass merchandisers in the United States. The Company paid $2.7 million in cash, including a contingent cash payment of $875,000 and assumed certain liabilities in the amount of $4.1 million. The purchase price was subject to upward adjustment based on 1998 earnings attributable to Superior operations, up to a maximum amount of $2.0 million. No adjustment was required as a result of 1998 operating results to the purchase price. As a result of this acquisition, the Company recorded approximately $3.5 million of goodwill which is being amortized over 10 years.

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

    The Company has accounted for its acquisitions using the purchase method of accounting. As a result, these acquisitions have affected, and will prospectively affect, the Company's results of operations in certain significant respects. The aggregate acquisition costs are allocated to the tangible and intangible assets acquired and liabilities assumed by the Company based upon their respective fair values as of the acquisition date. The cost of such assets are then amortized according to the classes of assets and the estimated useful lives thereof. The acquisitions necessitating payment of purchase price in excess of the fair value of the net assets acquired results in intangible assets consisting of goodwill and trademarks which are being amortized on a straight-line basis over a period of 10 to 40 years. Similar future acquisitions or additional consideration paid for existing acquisitions may result in additional amortization expense. In addition, due to the effects of the increased borrowing to finance any future acquisitions, the Company's interest expense may increase in future periods.

    In December 1999, the Company determined that the potential future cash flows related to the intangible assets of the watches and clocks and certain jewelry product lines were less than carrying value. As a result, the Company recorded an impairment loss of approximately $6.0 million relating to these intangibles.

    As of January 1, 2000, net intangible assets as a result of acquisitions were $13.5 million.

CONSOLIDATION OF DISTRIBUTION OPERATIONS

    In the fourth quarter of 1998, the Company closed its Texas distribution center and consolidated distribution operations at its expanded Rhode Island facility. This restructuring contributed to operating expense savings of approximately $8.0 million in fiscal 1999. In 1998, the Company incurred approximately $5.0 million of expenses related to the closing of the Texas distribution center, including a restructuring charge of $2.6 million for the write-down of disposed assets, the payment of severance benefits and expenses relating to operating inefficiencies.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations:

                                                                              YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                                            JANUARY 1, 2000   JANUARY 2, 1999   DECEMBER 31, 1997
                                                                            ---------------   ---------------   -----------------

Net sales ...............................................................         100.0%           100.0%             100.0%
Cost of goods sold ......................................................          64.4             55.4               52.2
                                                                                  -----            -----              -----
Gross profit ............................................................          35.6             44.6               47.8
Operating expenses ......................................................          44.2             47.1               43.7
Restructuring charge/Goodwill impairment loss ...........................           4.0              1.6               --
                                                                                  -----            -----              -----
(Loss) income from operations ...........................................         (12.6)            (4.1)               4.1
Interest expense ........................................................           6.8              4.4                2.8
Other income (expense), net .............................................          (0.1)             0.3               --
                                                                                  -----            -----              -----
(Loss) income before taxes and dividends and accretion on preferred stock         (19.5)            (8.2)               1.3
Income tax (expense) benefit ............................................          --               --                 (0.7)
                                                                                  -----            -----              -----
Net (loss) income before dividends and accretion on preferred stock .....         (19.5)            (8.2)               0.6
Dividends and accretion on preferred stock ..............................           2.0              1.7                1.7
                                                                                  -----            -----              -----
Net loss applicable to common shareholders ..............................         (21.5)%           (9.9)%             (1.1)%
                                                                                  =====            =====              =====

YEAR ENDED JANUARY 1, 2000 COMPARED TO YEAR ENDED JANUARY 2, 1999

    Net Sales. Consolidated net sales were $150.7 million for the year ended January 1, 2000 as compared to $160.3 million for the year ended January 2, 1999, a decrease of 6.0% or $9.6 million. The decrease in net sales relates primarily to a $9.2 million decline within the mass merchandiser channel. This decrease in net sales is primarily attributable to a combination of retail pricing pressure and softness in demand during fiscal 1999.

    Gross Profit. Gross profit was $53.7 million for the year ended January 1, 2000 as compared to $ 71.5 million for the year ended January 2, 1999. Gross profit as a percentage of net sales decreased to 35.6% from 44.6% due to: (i) a decline in net sales related to higher returns and markdowns as mentioned above,
(ii) increased shipments of lower margin items in an effort to reduce inventory, and (iii) higher cost of goods sold due to an increase in labor and freight charges after the consolidation of the distribution operations due to past consolidation inefficiencies.

    Operating Expenses. Operating expenses were $72.7 million for the year ended January 1, 2000 as compared to $78.1 million for the year ended January 2, 1999, a decrease of 6.9% or $5.4 million. The decrease of $5.4 million is primarily attributable to approximately $6.4 million in savings from the consolidation and closing of the Texas distribution center into the Company's newly expanded Rhode Island facility. During 1999, the Company also recognized a goodwill impairment loss of approximately $6.0 million. The comparative effect of which is largely offset by a $2.6 million restructuring charge and a one time charge of approximately $2.4 million related to the closing of the Texas distribution center which were incurred in 1998.

    Interest Expense. Interest expense was $10.3 million for the year ended January 1, 2000 as compared to $7.0 million for the year ended January 2, 1999, an increase of 46.2% or $3.2 million. This was caused by both a higher average balance outstanding on our line of credit throughout the year as well as a higher interest rate on the Notes which were outstanding for the full year.

    Income Tax Expense. Income tax expense of $36,000 for fiscal 1999 represents a provision for foreign income taxes related to our foreign operations. During 1999 and 1998, the Company did not record a tax benefit related to its losses. This decision was based on historical and anticipated results. The effect of this decision was to increase its valuation reserve for its deferred tax assets. The Company's valuation allowance as of January 1, 2000 is approximately $15.0 million.

    Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $29.4 million for the year ended January 1, 2000 as compared to net loss before dividends and accretion on preferred stock of $13.2 million for the year ended January 2, 1999, an increased loss of $16.3 million.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $32.4 million for the year ended January 1, 2000 as compared to a loss of $15.9 million for the period ending January 2, 1999, an increased loss of $16.5 million. The increase was attributable to the $16.3 million decrease in earnings and an increase of $223,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends.

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

    Gross Profit. Gross profit was $71.5 million for the year ended January 2, 1999 which was the same as for the year ended December 31, 1997. Gross profit from the aforementioned acquisitions accounted for an $8.0 million increase offset by a decline in net sales in chain drug stores, combo stores, supermarkets, primarily related to optical products. Gross profit as a percentage of net sales decreased to 44.6% from 47.8% due to the decline in sales of optical products (which carry higher margins) and increased shipments of lower margin seasonal and promotional products as well as from the lower margins on Fantasma products.

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

LIQUIDITY AND CAPITAL RESOURCES

    At January 1, 2000 the Company had cash and cash equivalents of $2.3 million and working capital of $7.4 million. During fiscal 1999, the Company funded its operations through credit facilities and cash generated from operations.

    The Company generated $2.6 million of cash from operations during fiscal 1999 compared to using $3.9 million of cash for operations in fiscal 1998. The cash provided by operations in fiscal 1999 was generated primarily from a $7.1 million and $4.1 million decrease in accounts receivable and inventory, respectively.

    The Company used $10.6 million in investing activities during fiscal 1999, compared to $29.8 million in 1998. Cash used in investing activities decreased in fiscal 1999 as compared to 1998 as a result of a $6.4 million decrease in property, plant and equipment expenditures and no acquisitions in fiscal 1999.

    The Company generated $8.1 million from financing activities during fiscal 1999, compared to $33.1 million in 1998. Cash generated from financing activities is primarily attributable to $8.4 million of increased borrowings under the revolving note payable.

    In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, FG Holdings issued 100 shares of preferred stock ("FG Preferred Stock"), which are redeemable on February 28, 2000. The redemption price which is determined with reference to the combined net sales of sunglasses, reading glasses and accessories by FG Holdings and the Company will total $1.0 million. In addition, upon the occurrence of certain specified capital transactions, the holders of FG Preferred Stock are entitled to receive a supplemental payment ranging between $2.5 million to $3.0 million depending upon the transaction value. See Item 13, "Certain Relationships and Related Transactions." The Company expects to redeem these securities during the second quarter of fiscal 2000 and anticipates funding its redemption from its senior credit facility (the "Senior Credit Facility").

    In addition, the Company has 43,700 shares of Series A Preferred Stock outstanding which have an aggregate redemption value of $31.9 million at January 1, 2000. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock at a rate of 10 to 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon consummation of a qualified public offering of equity securities. The holders of the Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

    The Company had up to $13.8 million available for additional borrowings under the Senior Credit Facility as of January 1, 2000. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of January 1, 2000, the Company was not in compliance with certain financial covenants under the Senior Credit Facility. On March 24, 2000, the Company received a waiver of such non-compliance from its lenders and amended its Senior Credit Facility. The Company expects that it will be in compliance with the modified financial covenants in the Senior Credit Facility. The Company incurred a fee of $150,000 payable to the lenders in connection with the amendment which was expensed in 1999.

    On July 21, 1998, the Company sold $75 million of 10 -3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to these notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998, the Notes were exchanged for 10 -3/4% Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999.

    The Company has substantial indebtedness and significant debt service obligations. As of January 1, 2000, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $87.3 million. The Company had current liabilities of approximately $54.7 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $2.4 million and minimum payments under its operating leases of approximately $626,000. The Indenture governing the Notes permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

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

SEASONALITY AND QUARTERLY INFORMATION

    Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the first half of the fiscal year as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's working capital requirements grow through the first half of the year to fund purchases and accounts receivable. In the second half of the year, the Company's working capital requirements decrease as accounts receivable are collected.

YEAR 2000

Prior to January 1, 2000, many computer experts had predicted wide-spread problems related to computer programs' inability to process dates after December 31, 1999. During fiscal 1999, to accommodate the Company's growth, AAi implemented a new information management system which is Year 2000 compliant. The Company does not expect to incur any significant further expenses specifically related to the Year 2000 issue. The Company anticipates that additional expenditures will be necessary to achieve the full benefit of its information system unrelated to the Year 2000 issue, but cannot quantify those costs at this time. To date, the Company has not experienced any significant operating problems or product failures as a result of Year 2000 issues with its vendors, service providers or customers.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of the fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position or results of operations.

The Securities and Exchange Commission issued SAB No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on the future operating results.

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

    The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At January 1, 2000, approximately 99% of the carrying values of the Company's long-term debt was at fixed interest rates.

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. In fiscal 1999, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. At January 1, 2000, the Company's net investment in foreign assets was approximately $5.6 million. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company has not been materially impacted by the introduction of the Euro Dollar.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

    Each director of the Company is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by the shareholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of directors then remaining in office. The holders of the Series A Preferred Stock (the "Preferred Holders," or individually, a "Preferred Holder") have the right, at their option, to designate up to two directors to the Board of Directors, as well as the right to vote on the election of directors at the annual meeting of shareholders. In addition, AAi's Articles of Incorporation provide that, in addition to other events, if the Company is in default of any of its covenants thereunder, the Preferred Holders shall have the right to elect a majority of the members of the Board of Directors. The Company is currently in default of one such covenant. However, the Preferred Holders have not exercised their right to elect a majority of the members of the Board of Directors, but have elected one additional director.

    The Company's shareholders have entered into an agreement that requires them, subject to the rights of Preferred Holders to elect additional directors in the event of default, to vote to fix the number of directors of the Company at seven and elect as directors two persons designated by the Preferred Holders and five persons designated by certain management shareholders. In addition, Weston Presidio Capital II, L.P., the record holder of 17,100 shares (39.1%) of the Series A Preferred Stock, has agreed to vote in favor of Martin E. Franklin (or in the event of his death or disability, the designee of Marlin Capital, L.P.) as a director. See Item 13, "Certain Relationships and Related Transactions -- Shareholders Agreement." Officers are elected by and serve at the discretion of the Board of Directors.

    The following table sets forth information with respect to each person who is currently a director or executive officer of the Company.

NAME                                          AGE   POSITION WITH THE COMPANY

Gerald F. Cerce...........................     52   Chairman of the Board

John R. Ranelli...........................     53   Director, President and Chief Executive Officer

John H. Flynn, Jr.........................     49   Director and Executive Vice President - Sales

Stephen J. Carlotti.......................     57   Director and Secretary (a)

Michael F. Cronin *.......................     46   Director (a), (b)

Martin E. Franklin *......................     35   Director

George Graboys............................     67   Director (a), (b)

David B. Jenkins *........................     69   Director (b)

Felix A. Porcaro, Jr......................     44   Executive Vice President - Marketing and Product Development

Robert V. Lallo...........................     59   Executive Vice President - Distribution

Mark D. Kost..............................     38   Chief Financial Officer and Treasurer

John R. Agre..............................     36   Executive Director - International

Joseph T. Barrell.........................     48   Executive Director - Operations

 * Designated by the Preferred Holders. All other directors were designated by certain management shareholders pursuant to the Shareholders Agreement. See
    Item 13, "Certain Relationships and Related Transactions -- Shareholders Agreement."

(a)  Member of the Compensation Committee.
(b)  Member of the Audit Committee.

    The following is a brief summary of the background of each director and executive officer. Unless otherwise indicated, each individual has served in his current position for at least the past five years.

    Gerald F. Cerce co-founded the Company in 1985 with Mr. Porcaro and has served as the Company's Chairman of the Board since that time. Mr. Cerce served as Chief Executive Officer from the Company's founding until February 2000. Mr. Cerce also served as Chairman of the Board of AAi's predecessor company, Femic, Inc., a Rhode Island jewelry manufacturer which Mr. Cerce and Mr. Porcaro acquired in 1972. Mr. Cerce serves on the Board of Trustees of Bryant College and is a former member of the Advisory Board of Citizens Savings Bank.

    John R. Ranelli has been a Director of the Company since July 1999 when he joined AAi as President and Chief Operating Officer. In February of 2000, Mr. Ranelli became President and Chief Executive Officer. Prior to joining AAi, Mr. Ranelli served as Executive Vice President of Stride Rite Corporation (a multi-brand footwear company) from 1996 through 1998. Mr. Ranelli served as Chief Operating Officer for Deckers Outdoor Corporation (a footwear and apparel manufacturer) from 1995 to 1996. Mr. Ranelli is a graduate of the College of the Holy Cross and received his M.B.A. from the Amos Tuck School, Dartmouth College.

    John H. Flynn, Jr. joined AAi's predecessor company in 1981 as Vice President. He served as President and Chief Executive Officer of the Company from 1985 to 1998 and has been a Director since 1985. As Executive Vice President of Sales, Mr. Flynn directly manages all sales and service operations for the Company in the U.S. Prior to joining the Company, Mr. Flynn was a service director for K&M Associates, a costume jewelry distributor, and also served as Vice President of Puccini Accessories where he supervised all sales and service operations.

    Stephen J. Carlotti has been a Director of the Company since June 1996. He is an attorney and has been a partner of the firm Hinckley, Allen & Snyder, LLP, since 1992 and from 1972 to 1989. He is also a director of WPI Group, Inc. (a manufacturer of hand held computers and electronic components). He is a graduate of Dartmouth College and Yale University Law School.

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

    David B. Jenkins became a Director of the Company in May 1999. Mr. Jenkins serves on the board of directors of the Nabisco Holding Corp., Citizens Financial Group, and The Foreside Company, Inc. Mr. Jenkins is a trustee of Bridgewater State College and Milton Academy, a director of Relationship Marketing and chairman of Kabloom. Mr. Jenkins received his B.A. from Wesleyan University and his M.B.A. from the Harvard Business School.

    Felix A. Porcaro, Jr. co-founded the Company with Mr. Cerce (his brother-in-law) in 1985, and served as its Vice Chairman of the Board of Directors until 1996. Mr. Porcaro is now the Executive Vice President of Marketing and Product Development and is responsible for the design department and all advertising and public relations activities.

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

    Mark Kost joined AAi as Chief Financial Officer in January 2000. Mr. Kost was Senior Director of Finance, Global Sales, Marketing and Product Development for the Polaroid Corporation from 1997 through 1999. Mr. Kost also served in numerous capacities for Pepsico from 1991 to 1997. Mr. Kost received his B.A. in accounting from Michigan State University and his M.B.A. from the University of Chicago.

    John R. Agre joined AAi as Executive Director - International in November 1999. Prior to joining AAi, Mr. Agre served as General Manager of Stride Rite International Corporation responsible for managing Stride Rite's brands in all international markets from 1992 through 1999. Mr. Agre received his B.A. in economics from Northwestern University and his M.B.A. from Cornell University's Johnson Graduate School of Management.

    Joseph T. Barrell joined AAi as Executive Director - Operations in October 1999. Prior to joining AAi, Mr. Barrell was Senior Vice President of Operations at Stride Rite Corporation responsible for three distribution centers, customer service, logistics and information technology. Mr. Barrell served as the Vice President of Distribution for The Timberland Company from 1991 through 1995 and Director of Physical Distribution of Melville Corporation from 1976 through 1991. Mr. Barrell received his B.S. degree from Worcester State College and his M.B.A from Anna Maria College.

DIRECTOR COMPENSATION

    Directors who are not employees of AAi receive an annual fee of $10,000 and $500 for each committee meeting attended, as well as reimbursement for their reasonable expenses. Messrs. Cerce, Ranelli and Flynn do not receive any directors' fees.

ITEM 11. EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid or accrued by the Company to its Chief Executive Officer and each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in fiscal 1999 and were employed by the Company on January 1, 2000 and one individual who would have been one of the four most highly compensated executive officers but for the fact that he retired prior to January 1, 2000 (together, the "NAMED EXECUTIVE OFFICERS") for the three fiscal years ended January 1, 2000, in each case, for services rendered in all capacities to the Company during fiscal 1999:

                           SUMMARY COMPENSATION TABLE




                                                                                                      LONG TERM
                                                                           ANNUAL COMPENSATION(a)    COMPENSATION
                                                                  FISCAL   -----------------------   ------------     ALL OTHER
       NAME AND PRINCIPAL POSITION                                 YEAR     SALARY         BONUS       OPTIONS(#)   COMPENSATION(b)
       ---------------------------                                 ----     ------         -----       ----------   ---------------

Gerald F. Cerce, .............................................     1999    $651,738             --           --       $ 18,291
  Chairman, Chief Executive Officer                                1998     651,342       $145,000           --        245,576
                                                                   1997     661,024                                    211,988

John R. Ranelli (c) ..........................................     1999     148,077             --       31,350          3,600
  President and Chief Operating Officer                            1998          --             --           --             --
                                                                   1997          --             --           --             --

John H. Flynn, Jr., ..........................................     1999     309,563             --           --         13,129
  Executive Vice President-Sales                                   1998     309,236         75,000           --         12,905
                                                                   1997     299,898                                     11,151

Felix A. Porcaro, Jr., .......................................     1999     211,928             --           --         16,907
  Executive Vice President-Product Development and Marketing       1998     211,673         50,000           --         13,138
                                                                   1997     204,213                                     14,695

Robert V. Lallo ..............................................     1999     174,488             --           --          5,482
  Executive Vice President-Distribution                            1998     165,229         45,000           --          6,069
                                                                   1997     161,131                                      4,988

Daniel A. Triangolo (d) ......................................     1999     174,730         29,840           --          1,022
  Executive Director - International Operations                    1998     174,605         16,950           --          2,500
                                                                   1997     162,162             --        2,000          2,375


(a) The aggregate amount of perquisites and other personal benefits received from the Company by each of the Named Executive Officers was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.
(b) Amounts paid in fiscal 1999 represent the following: (1) medical payments reimbursed by the Company to Mr. Cerce ($13,163), Mr. Flynn ($8,951), Mr. Porcaro ($6,125) and Mr. Lallo ($4,358); (2) the Company's matching contributions under its Qualified 401(k) Plan and Non-Qualified 401(k) Excess Plan for Named Executive Officers as follows: Mr. Cerce ($2,500), Mr. Flynn ($2,500), Mr. Porcaro ($3,357), Mr. Lallo ($2,500) and Mr.
     Ranelli ($3,600); (3) premiums paid by the Company for term life insurance purchased for the Named Executive Officers and not made available generally to salaried employees in the amount of $150 for each of Messrs. Cerce, Flynn and Porcaro.
(c)  Mr. Ranelli's employment with the Company commenced on July 26, 1999.
(d)  Mr. Triangolo retired from the Company effective December 24, 1999.

STOCK PLAN

    The Company has established the 1996 Incentive Stock Plan (the "1996 Plan") which provides for the grant of awards covering a maximum of 88,000 shares of Common Stock, increasing to 150,000 shares immediately prior to an initial public offering, to officers and other key employees of the Company and non-employees who provide services to the Company or its subsidiaries. Awards under the 1996 Plan may be granted in the form of incentive stock options, non-qualified stock options, shares of common stock that are restricted, units to acquire shares of Common Stock that are restricted, or in the form of stock appreciation rights or limited stock appreciation rights.

    The following table sets forth certain information concerning the grant of stock options under the 1996 Plan to the Named Executive Officers during fiscal 1999. No options were granted to Messrs. Cerce, Flynn, Porcaro or Lallo in fiscal 1999.

                                       OPTION GRANTS IN THE LAST FISCAL YEAR

                            Number of
                           Securities
                           Underlying     % of Total Options
                            Options      Granted to Employees    Exercise or Base Price                     Grant Date
Name                        Granted        in Fiscal Year             ($/Sh) (a)          Expiration Date    Value (a)
----                        -------        --------------             ----------          ---------------    ---------


John R. Ranelli            31,350 (b)            100%                   $31.57               7/29/2009      $405,982.50


(a) Represents the fair value of the option granted and was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 35.53%; expected life of five years; and risk-free interest rate of 5.68%. No dividends on Common Stock were assumed for purposes of this estimate.

(b) Options for 10,450 shares vested on grant; options for 10,450 shares vest in equal installments on the first and second anniversaries of the grant date and the balance vest upon the Company achieving a $90.0 million equity value in connection with certain enumerated liquidity events, such as initial public offering, sale or merger.


    The following table contains information with respect to aggregate stock options held by the Named Executive Officers as of January 1, 2000. Messrs. Cerce, Flynn, Porcaro and Lallo do not hold any stock options. All such options were exercisable as of such date. No stock options were exercised by any Named Executive Officers during fiscal 1999.

                        AGGREGATE YEAR-END OPTION VALUES

                                                       NUMBER OF SECURITIES UNDERLYING        VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS AT FISCAL YEAR          IN-THE-MONEY
NAME                                                                 1999                      OPTION/SARS ($)(a)
----                                                                 ----                      ------------------

John R. Ranelli...................................              10,450/20,900                           0
Daniel A. Triangolo (b)...........................              4,000/0                                 0

(a) Based on the January 1, 2000, price of the Common Stock being equal to the exercise price of $31.57.
(b)  Mr. Triangolo's options expired during the first quarter of fiscal 2000.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements, dated as of May 31, 1996, with certain of its executive officers, including Messrs. Cerce, Flynn, Porcaro and Lallo and dated as of July 19, 1999 with Mr. Ranelli (collectively, the "Executives," each an "Executive").

    Each employment agreement provides that during the term of the contract the Executive's base salary will not be reduced, will be increased on each anniversary date of the agreement based upon the consumer price index and may be increased based on the Company's performance and the Executive's particular contributions. The employment agreements also stipulate that the Executives will remain eligible for participation in the Company's Executive Bonus Plan and other benefit programs, and that the Company will provide each Executive with an automobile consistent with past practice or, in the case of Mr. Ranelli, a car allowance. The employment agreement of Mr. Cerce further provides for the reimbursement of certain membership and service fees as well as reasonable expenses associated with the performance of his duties in New York City and specifies that the Company will make all annual payments for his Supplemental Employment Retirement Plan.

    Mr. Cerce's agreement provides for an initial ten year term expiring on May 31, 2006, and the employment agreements of Messrs. Flynn, Porcaro and Lallo each stipulate an initial three year term expiring on May 31, 1999, with automatic renewals for successive one year terms thereafter. Mr. Ranelli's agreement provides for a rolling two year term. Upon prior written notice to the Executive, the Company may terminate the agreement "with cause" for (a) the conviction of the Executive for a crime involving fraud or moral turpitude; (b) deliberate dishonesty of the Executive with respect to the Company or its subsidiaries; or, (c) except under certain circumstances as specified in the agreement, the Executive's refusal to follow the reasonable and lawful written instructions of the Board of Directors with respect to the services to be rendered and the manner of rendering such services by the Executive. In addition, an Executive may terminate his agreement at any time by providing written notice to the Company, and the Company may terminate the agreement at any time "without cause" by providing written notice to the Executive. Mr. Cerce's agreement provides that the Company must provide such written notice at least six months prior to termination. Termination "without cause" means termination for any reason other than "cause" as defined and specifically includes the disability of the Executive or the Executive's death and, in the case of Mr. Ranelli, the Company's material reduction of the Executive's duties or authority.

    Mr. Ranelli may also terminate his employment for "good reason", which is defined as (i) an assignment of duties materially inconsistent with his status with the Company or material alteration in the nature or status of his responsibilities or titles or offices or his removal from any such positions,
(ii) a reduction in his salary, (iii) the Company's failure to provide current fringe benefits to him, except if such action applies to all executive officers,
(iv) a relocation of the Company's principal executive offices to a location more than 50 miles from their current location, (v) any material breach, incurred after reasonable notice, by the Company of any provisions of the agreement or (vi) a "change of control", provided that in such event Mr. Ranelli may exercise his right to terminate his employment only within the 12-month period following such change in control.

    Under the employment agreements, if the Company terminates an agreement "without cause," and, in the case with Mr. Ranelli, if he terminates his employment for "good reason", the Company is obligated to provide the Executive monthly severance benefits consisting of one-twelfth of the sum of Executive's then current annual base salary and the Executive's most recent bonus and to continue coverage under the Company's insurance programs and any ERISA benefit plans. Such payments, insurance coverage and plan participation will continue for at least two years from the date of the Executive's termination, and, except in the case of Mr. Ranelli, may be extended for a longer period depending on the Executive's "Non-compete Period" as described below. For Messrs. Cerce and Flynn, the maximum period for severance benefits is five years, for Mr. Lallo the comparable maximum period is four years, and for Mr. Porcaro, the comparable maximum period is three years.

    The employment agreements contain confidentiality provisions and provide that during the employment period and after termination of the agreement, the Company may restrict the Executive's subsequent involvement in Restricted Business Activities for two years following the date of the termination (the "Non-compete Period"). As used in the agreements, "Restricted Business Activities" means the marketing and sale of ladies' and men's consumer soft lines to retail stores, which the Company sold and marketed during the Executive's employment with the Company. Other than with the written approval of the Company, the Executive may not enter into or engage in or have a proprietary interest in the Restricted Business Activities other than the ownership of (a) the stock of the Company held by the Executive, and (b) no more than five percent of the securities of any other company which is publicly held. The Non-compete Period may be extended, at the Company's option, by three years for Messrs. Cerce and Flynn, by two years for Mr. Lallo and by one year for Mr. Pocaro, provided that the Company continues to make the payments and provide the benefits described in the preceding paragraph.

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

    The amount deferred under the Non-Qualified Plan is not included in the income of the executive until paid and, accordingly, the Company is not entitled to a deduction for any liabilities established under the Non-Qualified Plan until the amount credited to the participant's deferred compensation account is paid to him or her.

    The Company has established a grantor trust effective June 1, 1997 to hold assets to be used for payment of benefits under the Non-Qualified Plan. In the event of the Company's insolvency, any assets held by the trust are subject to claims of general creditors of the Company under federal and state law.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The Company has entered into a Supplemental Executive Retirement Plan (the "Supplemental Plan") with Mr. Cerce the purpose of which is to provide supplemental retirement, death, disability and severance benefits to Mr. Cerce in consideration for his performance of services as a key executive of the Company. In order to fund the Company's obligations under the Supplemental Plan, the Company has purchased an insurance policy insuring the life of Mr. Cerce (the "Policy"). With the consent of Mr. Cerce, the Company made no contribution to the Supplemental Plan in fiscal 1999.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS AND DIRECTORS AND OFFICERS

    The following table sets forth certain information regarding beneficial ownership of the Company's capital stock as of March 28, 2000, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock or Series A Preferred Stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and executive officers of the Company as a group:

                                                              SERIES A                                           COMMON STOCK
                                                           PREFERRED STOCK             COMMON STOCK               DILUTED (b)
                                                      -----------------------------------------------------------------------------
                                                        NUMBER OF                   NUMBER OF                NUMBER OF
                                                         SHARES                       SHARES                   SHARES
                                                      BENEFICIALLY   PERCENT OF   BENEFICIALLY   PERCENT    BENEFICIALLY   PERCENT
NAME AND ADDRESS (A)                                     OWNED         CLASS          OWNED      OF CLASS      OWNED       OF CLASS
--------------------                                     -----         -----          -----      --------      -----       --------
Gerald F. Cerce (c) ...............................          --          --          305,906        50.3%     305,906         29.3%
John R. Ranelli (d) ...............................          --          --           10,450         1.7       10,450          1.0
Felix A. Porcaro, Jr. (c) .........................          --          --          171,000        28.1      171,000         16.4
John H. Flynn, Jr .................................          --          --           28,500         4.7       28,500          2.7
Stephen J. Carlotti (e)(f) ........................          --          --           36,094         5.9       36,094          3.5
Michael F. Cronin (g) .............................      17,100          39.1%        19,000         3.1      190,000         18.2
Martin E. Franklin (h) ............................       4,750          10.9             --        --         47,500          4.5
George Graboys ....................................          --          --               --        --             --         --
David J. Syner (f)(i) .............................          --          --           36,094         5.9       36,094          3.5
Robert V. Lallo ...................................          --          --           28,500         4.7       28,500          2.7
Daniel A. Triangolo ...............................          --          --               --        --             --         --
Weston Presidio Capital II, L.P. (j) ..............      17,100          39.1         19,000         3.1      190,000         18.2
St. Paul Fire and Marine Insurance Company(k) .....       6,840          15.7          7,600         1.3       76,000          7.3
BancBoston Ventures, Inc. (l) .....................       6,840          15.7          7,600         1.3       76,000          7.3
Marlin Capital, L.P. (m) ..........................       4,750          10.9             --        --         47,500          4.5
National City Capital Corporation (n) .............       3,420           7.8          3,800           *       38,000          3.6
Brahman Group (o) .................................       3,117           7.1             --        --         31,170          3.0
All executive officers and directors as a group (12
  persons) (p) ....................................      21,850          50.0        599,450        96.9      817,950         77.4


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

(c) Messrs. Cerce's and Porcaro's business address is 500 George Washington Highway, Smithfield, Rhode Island 02917.

(d) Represents shares that may be acquired pursuant to presently exercisable options.

(e) Mr. Carlotti's business address is 1500 Fleet Center, Providence, Rhode Island 02903.

(f) Represents shares of Common Stock held by Mr. Carlotti and David J. Syner, as trustees of the benefit of Mr. Cerce's children.

(g) Mr. Cronin's business address is 1 Federal Street, 21st Floor, Boston, Massachusetts 02110. Includes 19,000 shares of Common Stock and 17,100 shares of Series A Preferred Stock held in the name of Weston Presidio Capital II, L.P. of which Mr. Cronin is a general partner.

(h) Mr. Franklin's business address is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580. Includes 4,750 shares of Series A Preferred Stock held in the name of Marlin Capital, L.P., of which Mr. Franklin's majority-owned company is the sole general partner.

(i) Mr. Syner's business address is 35 Sockanesset Crossroads, Cranston, Rhode Island 02920.

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

(p) Includes 10,450 shares that may be acquired pursuant to options which are or will become exercisable within 60 days.

    All of the Company's shareholders are party to an agreement that requires the parties thereto, subject to the right of the Preferred Holders to elect additional directors in the event of the Company's default on certain covenants, to vote to fix the number of directors of the Company at seven and elect as directors two persons designated by the Preferred Holders and five persons designated by certain management shareholders. See Item 13, "Certain Relationships and Related Transactions -- Shareholders Agreement."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES OF RHODE ISLAND WAREHOUSE SITES

    The Company has an operating lease agreement for warehouse facilities with Sunrise Properties, LLC ("Sunrise Properties"), a Rhode Island limited liability company, of which Mr. Porcaro and Linda Cerce, wife of Mr. Cerce and sister of Mr. Porcaro, are members. The Company also has an operating lease agreement for warehouse facilities with 299 Carpenter Street Associates, LLC, a Rhode Island limited liability company of which Sunrise Properties and Messrs. Lallo and Flynn are members. The leased properties are located at 4 Warren Avenue, North Providence, Rhode Island and at 299 Carpenter Street, Providence, Rhode Island. The present annual rental rates for the Warren Avenue and Carpenter Street properties are $191,412 and $137,825, respectively. The Company is responsible for real estate taxes and utilities. Each lease has a three year term ending on December 31, 2001, and grants the Company an option to extend the lease for an additional three year term at the greater of the then fair market rent or the current rent adjusted for the cumulative increase in the consumer price index.

GUARANTY OF MORTGAGE NOTE

    The Company has guaranteed a mortgage note payable by Sunrise Properties in the aggregate amount of $200,000, the outstanding balance of which was approximately $99,400 as of March 15, 2000. The mortgage note has a remaining maturity of three years, and bears interest at a rate of 9.5% annually.

SHAREHOLDERS AGREEMENT

    The Company, the current shareholders and Thomas McCarthy are parties to a Tag-along, Transfer Restriction and Voting Agreement (the "Shareholders Agreement") which requires the parties thereto, subject to the right of the Preferred Holders to elect additional directors in the event of the Company's default on certain covenants, to vote to fix the number of directors at seven and to elect as directors two persons nominated by the Preferred Holders and five persons nominated by the other parties to the Shareholders Agreement (the "Management Shareholders"). In a related Letter Agreement, Weston Presidio Capital II, L.P., a Preferred Holder, has agreed to use its best efforts to cause the nomination of and to vote all of its shares of Series A Preferred Stock for the election of Martin E. Franklin (or, in the event of his death or incapacity, the designee of Marlin Capital, L.P.) as a director of the Company, for so long as the Preferred Holders, in the aggregate, own at least 10% or 4,750 shares of Series A Preferred Stock.

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

OWNERSHIP OF PREFERRED SHARES OF FOSTER GRANT US BY LUMEN

    In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, issued Lumen 100 shares of Preferred Stock of Foster Grant US (the "FG Preferred Stock") which represents all of the issued and outstanding shares of FG Preferred Stock. By its terms, the FG Preferred Stock is redeemable on February 28, 2000 (the "FG Redemption Date") by payment of an amount ranging from $10,000 to $40,000 per share (the "FG Redemption Amount"), determined with reference to the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ended January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year end December 31, 1996. The Company expects to redeem these securities during the second quarter of fiscal 2000.

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

LEGAL SERVICES

    Stephen J. Carlotti, a partner of Hinckley, Allen & Snyder, LLP, is a director and the secretary of the Company and, as trustee, is the holder of 5.9% of the Common Stock. Hinckley, Allen & Snyder, LLP, provides legal services to the Company.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)      FINANCIAL STATEMENTS

        Financial Statements are listed in the index on Page F-1 of this Annual Report.

        (2)      Exhibits


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

    4.2* Purchase Agreement dated as of July 16, 1998, by and among AAi, the Guarantors and NationsBanc Montgomery Securities LLC,
               Prudential Securities Incorporated and BancBoston Securities Inc

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

   10.1.1**    First Amendment to Second Amended and Restated Financing and
               Security Agreement dated as of May 7, 1999.

   10.1.2      Second Amendment to Second Amended and Restated Financing and
               Security Agreement dated as of March 24, 2000.

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

   10.4.1*     Securities Purchase Agreement among AAi, Weston Presidio Capital
               II, L.P. and certain other investors, dated May 31, 1996.

   10.4.2*     First Amendment to Securities Purchase Agreement among AAi,
               Weston Presidio Capital II, L.P. and certain other investors, dated October 1, 1998.

   10.5*       Registration Rights Agreement among AAi, Weston Presidio Capital
               II, L.P. and certain other investors and certain shareholders of the Company dated May 31, 1996, as amended on December 11, 1996.

   10.6*       Incentive Stock Plan of AAi.+

   10.7*       Employment Agreement between AAi and Gerald F. Cerce dated May
               31, 1996.+

   10.8**      Employment Agreement between AAi and John R, Ranelli dated July
               19, 1999.+

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

   10.13*      Executive Bonus Plan.+

   10.14*      Non-Qualified Excess 401(k) Plan.+

   10.15       Employment Agreement between AAi and Mark D. Kost dated December
               15, 1999.+

   10.16       Employment Agreement between AAi and John R. Agre dated November
               3, 1999.+

   10.17       Employment Agreement between AAi and Joseph T. Barrell dated
               September 15, 1999.+

   21.1        Subsidiaries of AAi.

   27.1        Financial Data Schedule for the fiscal year ended January 1,
               2000.

* Previously filed as an exhibit to the Company's Registration Statement No. 333-61119 on Form S-4 and by this reference is incorporated herein.

** Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 3, 1999 and by this reference incorporated herein.

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

                                               AAI.FOSTERGRANT, INC.

Date: March 31, 2000                           By: /s/ John R. Ranelli
                                                  ------------------------------
                                                   John R. Ranelli
                                                   President and Chief
Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Ranelli                            /s/ Mark D. Kost
---------------------------------------        -------------------------------------------
John R. Ranelli                                Mark D. Kost
Director, President, and                       Chief Financial Officer
Chief Executive Officer                        (Principal Financial and Accounting Officer)
(Principal Executive Officer)                  Date: March 31, 2000
Date: March 31, 2000

/s/ Gerald F. Cerce                            /s/ Stephen J. Carlotti
---------------------------------------        -------------------------------------------
Gerald F. Cerce, Chairman of the Board         Stephen J. Carlotti, Director
Date: March 31, 2000                           Date: March 31, 2000

/s/ Michael F. Cronin                          /s/ John H. Flynn, Jr.
---------------------------------------        -------------------------------------------
Michael F. Cronin, Director                    John H. Flynn, Jr., Director
Date: March 31, 2000                           Date: March 31, 2000

s/ Martin E. Franklin                          /s/ George Graboys
---------------------------------------        -------------------------------------------
Martin E. Franklin, Director                   George Graboys, Director
Date: March 31, 2000                           Date: March 31, 2000

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                    AS OF JANUARY 2, 1999 AND JANUARY 1, 2000
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX

                                                                                                PAGE


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                                      F-1

   CONSOLIDATED BALANCE SHEETS AS OF JANUARY 2, 1999 AND JANUARY 1, 2000                         F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31,
     1997,  JANUARY 2, 1999 AND JANUARY 1, 2000                                                  F-3

   CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, SHAREHOLDERS' DEFICIT
     AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED DECEMBER 31, 1997,
     JANUARY 2, 1999 AND JANUARY 1, 2000                                                         F-4

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1997,
     JANUARY 2, 1999 AND JANUARY 1, 2000                                                         F-5

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                    F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of AAi.FosterGrant, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AAi.FosterGrant, Inc. (a Rhode Island corporation) and subsidiaries as of January 2, 1999 and January 1, 2000 and the related consolidated statements of operations, redeemable preferred stock, shareholders' deficit and comprehensive income
(loss) and cash flows for each of the three years in the period ended January 1, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAi.FosterGrant, Inc. and subsidiaries as of January 2, 1999 and January 1, 2000 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000 in conformity with accounting principles generally accepted in the United States.

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


                             /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 1, 2000 (except with respect to
Matters discussed in Note 5, as to
Which the date is March 24, 2000)

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                      ASSETS
                                                                                    JANUARY 2,      JANUARY 1,
                                                                                       1999           2000
CURRENT ASSETS:
   Cash and cash equivalents .................................................      $   2,207       $   2,289
   Accounts receivable, less reserves of approximately $9,975 and $12,804 ....         29,317          22,231
   Inventories ...............................................................         37,162          33,025
   Prepaid expenses and other current assets .................................          1,918             794
   Deferred tax assets .......................................................          3,743           3,743
                                                                                    ---------       ---------
     Total current assets ....................................................         74,347          62,082
                                                                                    ---------       ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land ......................................................................          1,233           1,233
   Building and improvements .................................................          5,211           5,386
   Display fixtures ..........................................................         18,755          14,857
   Furniture, fixtures and equipment .........................................          8,209          11,166
   Leasehold improvements ....................................................          2,824           2,834
   Equipment under capital leases ............................................            918           1,604
                                                                                    ---------       ---------
                                                                                       37,150          37,080

LESS -- ACCUMULATED DEPRECIATION AND AMORTIZATION ............................         19,607          17,688
                                                                                    ---------       ---------
                                                                                       17,543          19,392
                                                                                    ---------       ---------
OTHER ASSETS:
   Advances to officers/shareholders .........................................             69              74
   Deferred costs ............................................................          2,090           1,143
   Deferred tax assets .......................................................          5,319           5,319
   Investments in affiliates .................................................          1,337           1,291
   Intangible assets, net of accumulated amortization of $2,725 and $4,095 ...         20,874          13,486
   Other assets, net of accumulated amortization of $219 and $878 ............          4,919           5,080
                                                                                    ---------       ---------
                                                                                       34,608          26,393
                                                                                    ---------       ---------
     Total assets ............................................................      $ 126,498       $ 107,867
                                                                                    =========       =========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable ...................................      $   2,576       $  11,000
   Redeemable preferred stock of a subsidiary ................................             --           1,000
   Current maturities of long-term obligations ...............................            626             902
   Deferred compensation -- Current portion ..................................             30              10
   Accounts payable ..........................................................         17,937          16,414
   Accrued expenses ..........................................................         19,702          23,253
   Accrued income taxes ......................................................          2,130           2,104
                                                                                    ---------       ---------
     Total current liabilities ...............................................         43,001          54,683
                                                                                    ---------       ---------

10 3/4% SERIES B SENIOR NOTES DUE 2006 .......................................         75,000          75,000
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES ...............................            780             420
DEFERRED COMPENSATION, LESS CURRENT PORTION ..................................          1,448           1,662
COMMITMENTS AND CONTINGENCIES (NOTE 14)
REDEEMABLE PREFERRED STOCK OF A SUBSIDIARY ...................................            909              --
PREFERRED STOCK, $0.01 PAR VALUE:
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares of  Series A Redeemable
     Convertible Preferred Stock, stated at redemption value .................         28,862          31,864
                                                                                    ---------       ---------

SHAREHOLDERS' DEFICIT:
   Common stock, $0.01 par value
     Authorized -- 4,800,000 shares
     Issued and outstanding -- 608,000 shares ................................              6               6
   Additional paid-in capital ................................................            270             270
   Accumulated other comprehensive items .....................................           (289)           (122)
   Accumulated deficit .......................................................        (23,489)        (55,916)
                                                                                    ---------       ---------
     Total shareholders' deficit .............................................        (23,502)        (55,762)
                                                                                    ---------       ---------
     Total liabilities and shareholders' deficit .............................      $ 126,498       $ 107,867
                                                                                    =========       =========

         The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEARS ENDED
                                                                              -----------
                                                              DECEMBER 31,     JANUARY 2,      JANUARY 1,
                                                                  1997           1999            2000
NET SALES ...............................................      $ 149,411       $ 160,325       $ 150,680

COST OF GOODS SOLD ......................................         77,928          88,823          96,973
                                                               ---------       ---------       ---------

     Gross profit .......................................         71,483          71,502          53,707

SELLING EXPENSES ........................................         43,589          49,315          41,645

GENERAL AND ADMINISTRATIVE EXPENSES .....................         21,734          26,220          25,072

GOODWILL IMPAIRMENT LOSS ................................             --              --           6,018

RESTRUCTURING CHARGE ....................................             --           2,600              --
                                                               ---------       ---------       ---------

     Income (loss) from operations ......................          6,160          (6,633)        (19,028)

EQUITY IN LOSSES OF INVESTMENTS IN AFFILIATES ...........            (63)            (76)             --

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY ..            (83)           (187)            (91)

INTEREST EXPENSE ........................................         (4,214)         (7,010)        (10,250)

OTHER INCOME (EXPENSE), NET .............................            177             753             (20)
                                                               ---------       ---------       ---------

     Income (loss) before income tax expense and
     dividends and accretion on preferred stock .........          1,977         (13,153)        (29,389)

INCOME TAX EXPENSE ......................................         (1,162)             --             (36)
                                                               ---------       ---------       ---------

     Net income (loss) before dividends and accretion on
     preferred stock ....................................            815         (13,153)        (29,425)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK ..............          2,496           2,779           3,002
                                                               ---------       ---------       ---------

     Net loss applicable to common shareholders .........      $  (1,681)      $ (15,932)      $ (32,427)
                                                               =========       =========       =========

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON
SHAREHOLDERS ............................................      $   (2.76)      $  (26.20)      $  (53.33)
                                                               =========       =========       =========

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING ...        608,000         608,000         608,000
                                                               =========       =========       =========


         The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
              SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                  SERIES A REDEEMABLE
                                                                      CONVERTIBLE
                                                                    PREFERRED STOCK
                                                                 ----------------------             COMMON STOCK        ADDITIONAL
                                                                             REDEMPTION             ------------         PAID-IN
                                                                  SHARES       VALUE         SHARES       PAR VALUE      CAPITAL
                                                                  ------       -----         ------       ---------      -------
            BALANCE, DECEMBER 31,1996 ..............              43,700      $ 23,587       608,000      $      6       $    270

Dividends and accretion on Series A Preferred Stock                   --         2,496            --            --             --

Foreign currency translation adjustment (not tax effected)            --            --            --            --             --
        Distributions to shareholders ..............                  --            --            --            --             --
                          Net income ...............                  --            --            --            --             --


Comprehensive income for the year ended December 31, 1997
                                                                --------      --------       -------      --------       --------
            BALANCE, DECEMBER 31, 1997 .............              43,700        26,083       608,000             6            270

Dividends and accretion on Series A Preferred Stock                   --         2,779            --            --             --

Foreign currency translation adjustment(not tax effected)             --            --            --            --             --
                            Net loss ...............                  --            --            --            --             --


Comprehensive loss for the year ended January 2, 1999
                                                                --------      --------       -------      --------       --------
              BALANCE, JANUARY 2, 1999 .............              43,700        28,862       608,000             6            270

Dividends and accretion on Series A Preferred Stock                   --         3,002            --            --             --

Foreign currency translation adjustment (not tax effected)            --            --            --            --             --
                            Net loss ...............                  --            --            --            --             --


Comprehensive loss for the year ended January 1, 2000

              BALANCE, JANUARY 1, 2000 .............              43,700      $ 31,864       608,000      $      6       $    270
                                                                ========      ========      ========      ========       ========


                                                                    ACCUMULATED
                                                                      OTHER                           TOTAL       COMPREHENSIVE
                                                                  COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'     NET INCOME
                                                                     ITEMS           DEFICIT         DEFICIT          (LOSS)
                                                                     -----           -------         -------          ------
            BALANCE, DECEMBER 31,1996 ..............                $      8        $ (5,565)        $ (5,281)       $     --

Dividends and accretion on Series A Preferred Stock                       --          (2,496)         (2,496)              --

Foreign currency translation adjustment (not tax effected)               (86)             --             (86)             (86)
        Distributions to shareholders ..............                      --            (311)            (311)             --
                          Net income ...............                      --             815              815             815
                                                                                                                     --------

Comprehensive income for the year ended December 31, 1997                                                            $    729
                                                                    --------        --------         --------        ========
            BALANCE, DECEMBER 31, 1997 .............                     (78)         (7,557)          (7,359)       $     --

Dividends and accretion on Series A Preferred Stock                       --          (2,779)         (2,779)              --

Foreign currency translation adjustment(not tax effected)               (211)             --             (211)           (211)
                            Net loss ...............                      --         (13,153)         (13,153)        (13,153)
                                                                                                                     --------

Comprehensive loss for the year ended January 2, 1999                                                                $(13,364)
                                                                    --------        --------         --------        ========
              BALANCE, JANUARY 2, 1999 .............                    (289)        (23,489)         (23,502)       $     --
                                                                                                                     --------
Dividends and accretion on Series A Preferred Stock                       --          (3,002)         (3,002)              --

Foreign currency translation adjustment (not tax effected)               167              --              167             167
                            Net loss ...............                      --         (29,425)         (29,425)        (29,425)
                                                                                                                     --------
Comprehensive loss for the year ended January 1, 2000                                                                $(29,258)
                                                                    --------        --------         --------        ========
              BALANCE, JANUARY 1, 2000 .............                $   (122)       $(55,916)        $(55,762)
                                                                    ========        ========         ========


         The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 YEARS ENDED
                                                                                  -----------------------------------------
                                                                                  DECEMBER 31,    JANUARY 2,     JANUARY 1,
                                                                                     1997           1999           2000
                                                                                     ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................      $    815       $(13,153)      $(29,425)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities, net of acquisitions --
   Depreciation and amortization ............................................         8,248         12,792         11,489
   Goodwill impairment loss .................................................            --             --          6,018
   Equity in losses of investments in affiliates ............................            63             76             --
   Minority interest in income of consolidated subsidiary ...................            83            187             91
   Loss on barter transaction ...............................................            --            187             --
   Cumulative foreign currency translation adjustment .......................           (86)          (211)           167
   Amortization of deferred costs related to issuance of 10 3/4%
   senior notes due 2006 ....................................................            --            212            551
   Deferred interest on subordinated promissory notes payable ...............           282            140             --
   Deferred taxes ...........................................................          (339)            --             --
   Changes in assets and liabilities, net of acquisitions --
    Accounts receivable .....................................................        (7,410)        (7,706)         7,086
    Inventories .............................................................         3,797           (199)         4,137
    Prepaid expenses and other current assets ...............................           912             73            747
    Deferred costs ..........................................................            --         (2,309)          (251)
    Accounts payable ........................................................        (5,323)        (3,844)        (1,523)
    Accrued expenses ........................................................          (923)        10,006          3,551
    Accrued income taxes ....................................................         1,481           (154)           (26)
                                                                                   --------       --------       --------
     Net cash provided by (used in) operating activities ....................         1,600         (3,903)         2,612
                                                                                   --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received ........................................        (1,834)        (9,464)            --
  Purchase of property, plant and equipment .................................        (7,583)       (16,882)       (10,475)
  Advances to officers/shareholders .........................................            (1)        (3,511)            (5)
  Decrease in investments in affiliates .....................................           460             13             --
  (Increase) decrease in other assets .......................................           (95)            91           (123)
                                                                                   --------       --------       --------
     Net cash used in investing activities ..................................        (9,053)       (29,753)       (10,603)
                                                                                   --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under revolving note payable ..................         7,697        (25,022)         8,424
  Proceeds from term note payable ...........................................            --         13,222             --
  Payments on term note payable .............................................            --        (13,222)            --
  Payments on subordinated notes ............................................            --         (2,132)            --
  Proceeds from 10 3/4% senior notes due 2006 ...............................            --         75,000             --
  Costs related to issuance of 10 3/4% senior notes due 2006 ................            --         (3,713)            --
  Proceeds from issuance of long-term obligations ...........................         8,943             --             --
  Payments on long-term obligations .........................................        (7,551)       (11,026)          (333)
  Payments on deferred compensation .........................................           (23)           (23)           (18)
  Distributions to shareholders .............................................          (311)            --             --
                                                                                   --------       --------       --------
     Net cash provided by financing activities ..............................         8,755         33,084          8,073
                                                                                   --------       --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...................................         1,302           (572)            82
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............................         1,477          2,779          2,207
                                                                                   --------       --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ....................................      $  2,779       $  2,207       $  2,289
                                                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
   Interest .................................................................      $  4,074       $  3,936       $  8,513
                                                                                   ========       ========       ========
   Income taxes .............................................................      $     50       $    597       $     17
                                                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Conversion of leasehold improvements to building improvements .............      $     --       $  1,393       $     --
                                                                                   ========       ========       ========
  Acquisition of equipment under capital lease obligations ..................      $    361       $    557       $    249
                                                                                   ========       ========       ========
  Offset of advances to officers/shareholders against
  subordinated promissory notes payable to officers/shareholders ............      $     --       $  3,495       $     --
                                                                                   ========       ========       ========
  Increase in cash surrender value of officers life insurance
  policy ....................................................................      $    263       $    361       $    213
                                                                                   ========       ========       ========
  Exchange of inventory for barter credits ..................................      $     --       $    947       $     --
                                                                                   ========       ========       ========
  Repayment of revolving note payable with term loan ........................      $  5,972       $     --       $     --
                                                                                   ========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
  During fiscal 1997 and 1998, the Company acquired Superior, Foster Grant UK and Fantasma, as described in Note 2. These acquisitions are summarized as follows -
   Fair value of assets acquired, excluding cash ............................      $  5,950       $ 15,672       $     --
   Payments in connection with the acquisitions, net of cash
   acquired .................................................................        (1,834)        (9,464)            --
                                                                                   --------       --------       --------
   Liabilities assumed and notes issued .....................................      $  4,116       $  6,208       $     --
                                                                                   ========       ========       ========

         The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000



(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     AAi.FosterGrant, Inc. and Subsidiaries (the Company) is a value-added distributor of accessories, such as optical products, costume jewelry, watches, clocks and other accessories, to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom.

     The Company has incurred substantial losses from operations in the last two fiscal years. For the year ended January 1, 2000, the Company incurred a loss from operation of approximately $19.0 million and generated cash flows from operations of $2.6 million. As of January 1, 2000, the Company had accumulated deficit of approximately $55.8 million. The Company has not met the financial covenants related to its Senior Credit Facility for the last two fiscal years. The covenants under the Senior Credit Facility have been renegotiated each of the last two years (see Note 5). Management has initiated plans to reduce its operation losses and increase its cash flow from operations. Failure to achieve these plans or comply with the revised covenants under its Senior Credit Facility could have a material adverse effect on the Company's results of operations and financial condition.

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

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                            JANUARY 2,        JANUARY 1,
                                                               1999             2000
                                                               ----             ----
               Finished goods                                $31,037          $29,695
               Work-in-process and raw materials               6,125            3,330
                                                               -----            -----
                                                             $37,162          $33,025
                                                             =======          =======

         Finished goods inventory consists of material, labor and manufacturing overhead.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     (e)  Advertising Costs

          Advertising costs, which are included in selling expense, are expensed when the advertisement first takes place. Advertising expense was approximately $873,000, $1,061,000 and $2,010,000 for the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively. Prepaid advertising production costs were $132,000 at January 2, 1999 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company had no prepaid advertising production costs at January 1, 2000.

     (f)  Depreciation and Amortization

          The Company provides for depreciation and amortization by charges to operations in amounts that allocate the cost of these assets on the straight-line basis over their estimated useful lives, as follows:

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

          The Company has adopted the provisions of Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

     (g)  Intangible and Other Long-Lived Assets

          Intangible assets consist of goodwill and trademarks, which are being amortized on the straight-line basis over estimated useful lives of 10 to 40 years. Intangible assets primarily relate to the Company's acquisitions of various businesses, as discussed in Note 2 to these consolidated financial statements. In determining the estimated lives of these intangible assets, the Company evaluates various factors including but not limited to: nature of business, existing distribution channels, brand recognition of acquired products, customer base and length of time in which an acquired business has been in existence. Amortization expense was approximately $1.1 million, $1.4 million and $1.4 million for the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively.

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets (which include intangible assets, deferred costs, and property and equipment) for impairment as events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. In December 1999, the Company determined that the future cash flows related to the intangible assets of the watches and clocks and certain jewelry product lines were less than their carrying value. As a result, the Company recorded an impairment loss of approximately $6.0 million relating to these intangibles.

     (h)  Revenue Recognition

          The Company recognizes revenue from product sales, net of estimated agreed-upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     (i)  Restructuring Charge

          In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing. The components of this charge, which is included in the fiscal 1998 statement of operations, are as follows (in thousands):

                                                                                             ACCRUED                      ACCRUED
                                                                                             EXPENSES,                    EXPENSES,
                                              RESTRUCTURING    WRITE-DOWN     FISCAL 1998    JANUARY 2,    FISCAL 1999    JANUARY 1,
                                                  CHARGE        OF ASSETS      PAYMENTS         1999         PAYMENTS        2000
          Severance accrual                       $1,084         $    -           $430           $654          $649             $5
          Write-down of assets to be
          disposed                                 1,516          1,516              -              -             -              -
                                                   -----          -----           ----           ----          ----             --
                                                  $2,600         $1,516           $430           $654          $649             $5
                                                  ======         ======           ====           ====          ====             ==

          The severance accrual represents severance payments due to 40 office and distribution employees. Through January 1, 2000, all of these 40 employees were terminated and severance benefits of $1,079,000 were paid. The remaining severance accrual at January 1, 2000 was $5,000, which will be paid during fiscal 2000.

     (j)  Customer Acquisition Costs

          The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multiyear agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of approximately $1.6 million, $0.9 million and $0.6 million for the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively.

          The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 1998 and 1999, the Company capitalized approximately $2.3 million and $251,000 of these costs in the accompanying consolidated balance sheets. No such costs were capitalized during fiscal 1997. Amortization expense related to these costs was approximately $219,000 and $1.2 million for the years ended January 2, 1999 and January 1, 2000, respectively, and is included in selling expenses in the accompanying statements of operations.

     (k)  Comprehensive Income (Loss)

          The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is defined as the change in equity of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Differences between comprehensive income (loss) and net income (loss) before dividends and accretion on preferred stock represents the foreign currency translation for all periods presented.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     (l) Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. A significant portion of its business activity is with domestic mass merchandisers whose ability to meet their financial obligations is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for bankruptcy protection; other retailers have begun to consolidate within the industry. The Company sells to certain customers in bankruptcy, as well as those consolidating within the industry. To reduce credit risk, the Company routinely assesses the financial strength of its customers and purchases credit insurance as it deems appropriate.

     (m) Disclosure of Fair Value of Financial Instruments

         The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of the Company's financial instruments, excluding the 10 3/4% Series B Senior Notes due 2006 (the Notes), approximate fair value. The Company's Notes had a carrying value of approximately $75.0 million at January 2, 1999 and January 1, 2000. The Company has determined the fair value of the Notes based on the current trading prices to be approximately $25.5 million at January 1, 2000.

     (n) Net Loss per Share

         Basic net loss per share applicable to common shareholders was determined by dividing net loss attributable to common shareholders by the weighted average common shares outstanding during the period. Diluted net loss per share applicable to common shareholders is the same as basic net loss per share applicable to common shareholders, as the effects of the Company's potential common stock equivalents are antidilutive. Accordingly, options to purchase a total of 14,000, 12,000 and 39,350 common shares for fiscal 1997, 1998 and 1999, respectively, have been excluded from the computation of diluted weighted average shares outstanding. The 437,000 shares of common stock issuable upon the conversion of the 43,700 shares of Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) have also been excluded for all periods presented, as they are antidilutive.

     (o) Reclassifications

         Certain balances from prior years have been reclassified to conform with current year's presentation.

     (p) New Accounting Pronouncements

         In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position or results of operations.

         The Securities and Exchange Commission issued Staff Accounting Bulletin
         (SAB) No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board
         (APB) Opinion No. 20, Accounting Changes, no later than the second quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

(2)  ACQUISITIONS

     In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. This previous member has filed a lawsuit asserting that his termination was wrongful and the Company has asserted counterclaims related to the Fantasma acquisition. The Company does not believe this litigation is material to its consolidated results of operations or financial condition. Another employee of Fantasma has options to acquire up to an additional 3% interest if certain earnings targets for Fantasma are met in fiscal 1998, 1999 and 2000.

     The acquisition was accounted for using the purchase method; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on the estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded approximately $4.6 million of goodwill, which was being amortized ratably over 10 years. During 1999, the Company determined that the remaining goodwill related to this acquisition was impaired based on the Company's projections of future cash flows related to this product line. Accordingly, the Company has recorded an impairment of approximately $3.9 million (see Note 1g).

     On March 5, 1998, the Company acquired certain assets and liabilities of Eyecare Products UK Ltd. (Foster Grant UK), including the Foster Grant trademark in territories not previously owned, for approximately $5.5 million in cash. Foster Grant UK is a marketer and distributor of sunglasses and reading glasses in Europe. The purchase price may be increased by approximately $0.7 million in fiscal 1998 and 1999 based on Foster Grant UK performance. Based on fiscal 1998 and 1999 activity, there was no increase in the purchase price.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     The following unaudited pro forma summary information presents the combined results of operations of the Company, Superior, Foster Grant UK and Fantasma as if the acquisitions had occurred at the beginning of 1997 and 1998. This unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company, Superior, Foster Grant UK and Fantasma had been a single entity, nor is it necessarily indicative of the results of operations that may occur in the future. Anticipated efficiencies from the consolidation of the Company, Superior, Foster Grant UK and Fantasma have been excluded from the amounts included in the unaudited pro forma summary presented below:

                                                                           YEARS ENDED
                                                             --------------------------------------
                                                                 DECEMBER 31,            JANUARY 2,
                                                                     1997                  1999
                                                             --------------------------------------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

             Net sales                                             $181,992              $166,457
             Net loss applicable to common shareholders             (1,794)              (16,285)

             Basic and diluted net loss per share
                applicable to common shareholders                    (2.95)               (26.78)

(3)  INCOME TAXES

     Income taxes are provided using the liability method of accounting in accordance with SFAS No. 109. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of the deferred tax asset and liability.

     The components of the income tax benefit (expense) are as follows (in thousands):

                                               FOR THE YEARS ENDED
                                    -----------------------------------------
                                    DECEMBER 31,    JANUARY 2,     JANUARY 1,
                                    -----------------------------------------
                                        1997           1999          2000
Current -
   Federal ....................      $   (700)      $     --       $     --
   State ......................          (124)           (33)             6
   Foreign ....................            --             --             36
                                     --------       --------       --------
                                         (824)           (33)            42
Deferred -
   Federal ....................          (286)        (3,054)        (9,042)
   State ......................           (52)          (625)        (1,281)
                                     --------       --------       --------
                                         (338)        (3,679)       (10,323)
                                     --------       --------       --------
Increase in valuation allowance            --          3,712         10,317
                                     --------       --------       --------
                                     $ (1,162)      $     --       $     36
                                     ========       ========       ========

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                           FOR THE YEARS ENDED
                                                ----------------------------------------
                                                DECEMBER 31,   JANUARY 2,     JANUARY 1,
                                                ----------------------------------------
                                                    1997          1999          2000

Income tax provision at federal statutory
rate                                                34.0%       (34.0)%       (34.0)%
Increase (decrease) in tax resulting from
   State tax provision, net of federal
   benefit ..............................            6.0         (4.1)         (2.9)
   Foreign ..............................             --         (1.5)          0.1
   Nondeductible expenses ...............           18.7          1.5           1.8
   Increase in valuation allowance and
   other, net ...........................             --         38.1          35.0
                                                    ----         ----          ----
Actual effective tax rate expense .......           58.7%          --%           --%
                                                    ----         ----          ----

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     Deferred income taxes relate to the following temporary differences (in thousands):

                                                 JANUARY 2,        JANUARY 1,
                                                   1999              2000
Nondeductible reserves .................         $  5,486          $  7,318
Nondeductible accruals .................            1,107             2,199
Customer acquisition costs .............           (1,226)           (1,716)
Net operating loss carryforwards .......              421                --
Other ..................................             (119)               21
                                                 --------          --------
     Gross deferred tax assets .........            5,669             7,822
Less -- Valuation allowance ............           (1,926)           (4,079)
                                                 --------          --------
     Net current deferred tax assets ...         $  3,743          $  3,743
                                                 ========          ========
Net operating loss carryforwards .......         $  7,455          $ 13,454
Tax basis of property and equipment ....              382               414
Goodwill amortization ..................              218             2,353
Other ..................................                2                --
                                                 --------          --------
     Gross long term deferred tax assets            8,057            16,221
Less -- Valuation allowance ............           (2,738)          (10,902)
                                                 --------          --------
     Net long term deferred tax assets .         $  5,319          $  5,319
                                                 ========          ========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. During 1999, based on the actual and anticipated results, the Company determined that a greater valuation reserve was required. Accordingly, the Company increased the valuation allowance by approximately $10.3 million. The Company has approximately $39.6 million of net operating loss carryforwards, which expire through 2019.

     The Company was a Subchapter S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996 when it issued Series A Preferred Stock. As a Subchapter S corporation, the taxable income or loss of the Company was passed through to the shareholders and reported on their individual federal and certain state tax returns. Dividend distributions of approximately $2.9 million in 1996 were made to the shareholders primarily to fund payment of the taxes related to the Company's income. In addition, $10.3 million of cash and $3.0 million of subordinated notes payable were distributed to the shareholders in 1996 to distribute the previously undistributed after-tax earnings. During 1997, a cash distribution of $0.3 million was made to the Subchapter S corporation shareholders to distribute a portion of the remaining undistributed after-tax earnings.

     The Company has entered into an indemnification agreement with the shareholders of the Company prior to its conversion to a Subchapter C corporation relating to potential income tax liabilities resulting from adjustments to reported Subchapter S corporation taxable income. The shareholders will continue to be liable for personal income taxes on the Company's income for all periods prior to the time the Company ceased to be a Subchapter S corporation, while the Company will be liable for all income taxes subsequent to the time it ceased to be a Subchapter S corporation. The indemnification agreement provides that the Company shall distribute to the individual shareholders 40% of the amount of additional deductions permitted to be taken by the Company after its conversion to a Subchapter C corporation for expenditures made prior to becoming a Subchapter C corporation, which result from adjustments in the form of a final determination by tax authorities.

     During fiscal 1998, the Company made advances to the Subchapter S corporation shareholders to pay a portion of the income tax owed by them with respect to the Company's Subchapter S corporation earnings resulting from an income tax audit. The Company agreed to make advances to these shareholders to pay their tax liabilities, the aggregate amount of which was approximately $3.4 million. These advances are evidenced by promissory notes and bear interest at an annual rate equal to the Applicable Federal Rate (4.94% at January 1, 2000). Principal and accrued interest are payable on demand. These advances and their related interest were offset against the subordinated notes payable to shareholders that were due to these shareholders of approximately $3.5 million. The remaining amounts have been included in long-term other assets in the accompanying consolidated balance sheets.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

(4)  REDEEMABLE NONVOTING PREFERRED STOCK OF A SUBSIDIARY

     In connection with the purchase of Foster Grant US in December 1996, the Company's wholly owned subsidiary, FG Holdings, issued 100 shares of FG Preferred Stock, which represents all of the issued and outstanding shares of FG Preferred Stock. The FG Preferred Stock was to be redeemed on February 28, 2000 (the FG Redemption Date) by payment of an amount ranging from $1.0 million to $4.0 million (the FG Redemption Amount), determined based on the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ended January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year ended December 31, 1996. Any increase in the redemption amount will be recorded as goodwill. Based on the actual net sales for fiscal 2000, the FG Redemption Amount has been determined to be $1.0 million. This amount will be paid to the FG Preferred Stockholders during the second quarter of fiscal 2000. In addition to the FG Redemption Amount, upon the occurrence of (i) an initial public offering where the pre-money valuation of the Company equals or exceeds $75.0 million, (ii) a merger or similar transaction where the transaction value equals or exceeds $75.0 million or (iii) a private placement of equity securities representing more than 50% of the outstanding capital stock for consideration of not less than $37.5 million, the FG Preferred Stockholders are entitled to receive a supplemental payment ranging between $2.5 million to $3.0 million depending on the transaction value.

     The value of FG Preferred Stock was recorded as part of the initial purchase of Foster Grant US and was based on the present value of management's best estimate of the expected payment of $1.0 million upon redemption. The accretion of the original value to the $1.0 million estimated redemption value is being recorded as a charge to minority interest in income of subsidiaries in the accompanying consolidated statements of operations. Accretion of this discount for the years ended December 31, 1997, January 2,1999 and January 1, 2000 was approximately $75,000, $74,000 and $91,000, respectively.

(5)  CREDIT FACILITIES WITH A BANK

     In July 1998, the Company amended its credit facility with a bank (the Bank Agreement). The amended facility provides for a $60.0 million revolving credit facility, including a $3.0 million letter of credit facility. Use of the proceeds from the facility are limited to refinancing existing term debt, support letters of credit, fund working capital and finance permitted acquisitions and tax distributions, as defined. In May 1999, the Company entered into an amendment to its credit facility that modified the financial covenants and waived noncompliance with the prior covenants.

     Borrowings under the revolving credit arrangement are limited to the lesser of $60.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (8.5% at January 1, 2000) plus 0.5% or LIBOR (5.82% at January 1, 2000) plus 2.25%. The
     Company has the option of electing the rate; however, the use of LIBOR is limited. The revolving credit facility expires in July 2003. As of January 1, 2000, the Company had approximately $13.8 million available under this revolving credit facility.

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

     The credit facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of January 1, 2000, the Company was not in compliance with the above financial covenants. On March 24, 2000, the Company received a waiver for such noncompliance from the Bank and has entered into a second amendment with the Bank which modifies the covenants going forward so that they reflect performance levels that the Company believes it can attain. Amounts due under this credit facility are secured by the accounts receivable and inventory of the Company and its domestic subsidiaries.

     In November 1999, Foster Grant UK entered into a credit facility with a different bank. The facility provides for a pound sterling 2.0 million (approximately $3.2 million at January 1, 2000) overdraft line to finance working capital. Repayments under this facility are

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     fluctuating with interest at the bank's base rate (5.5% at January 1, 2000) plus 1.25% if below the facility limit of pound sterling 2.0 million and 2.25% if in excess of the agreed limit. The facility expires in November 2000. The Company had no borrowings outstanding under this facility at January 1, 2000 and, therefore, the related covenants were not in effect, as they only become effective when the Company has borrowings outstanding.

(6)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at January 2, 1999 and January 1, 2000 (in thousands):

                                                                                                           JANUARY 2,     JANUARY 1,
                                                                                                              1999           2000
Financing lease obligation, payable in monthly installments of principal and interest of $6,500 through September 2000, interest at 8.75% per annum, secured by certain office
equipment ..........................................................................................         $  126         $   50

Capital lease obligation, payable in monthly installments of principal and interest of $10,903
through November 2000, interest at 9.0% per annum ..................................................            230            115

Promissory notes, payable in monthly installments of principal and interest through February 2000, interest at 7.07% to 9.9% per annum, secured by certain factory equipment
                                                                                                                 55              5

Capital lease obligation, payable in monthly installments of principal and interest through November
2001, interest at 8.0% per annum ...................................................................            538            367

Financing lease obligations, payable in monthly installments of principal and interest through
January 2001, interest at 8.76% to 8.82% per annum, secured by certain factory
and office equipment ...............................................................................            433            235

Capital lease obligation, payable in monthly installments of principal and interest through November
2004, interest at 7.07% per annum, secured by certain equipment ....................................             --            249

Other ..............................................................................................             24            301
                                                                                                             ------         ------
                                                                                                              1,406          1,322
Less -- Current maturities .........................................................................            626            902
                                                                                                             ------         ------
                                                                                                             $  780         $  420
                                                                                                             ======         ======

     Future maturities of the Company's long-term obligations as of January 1, 2000 are as follows (in thousands):

    YEARS       AMOUNT
    -----       ------
    2000          $902
    2001           262
    2002            49
    2003            53
    2004            56
                ------
                $1,322
                ======

(7)  10 3/4% SENIOR NOTES DUE 2006

     On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998, the Notes were exchanged for 10 3/4% Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999.

     The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company, including the bank credit facility described in Note 5. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


     will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations.

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

(8)  DEFERRED COMPENSATION

     The Company has deferred compensation agreements with several key employees. The agreements provide for deferred compensation based on increases in net book value, as defined, and for one executive, the cash surrender value of a life insurance policy owned by the Company. The amounts due under these agreements are payable in a lump sum or in annual installments upon certain defined events. The Company incurred approximately $200,000 in expense related to the insurance policy during the years ended December 31, 1997, January 2, 1999 and none during the year ended January 1, 2000. At January 1, 2000, the cash surrender value of the life insurance policy was approximately $1.3 million and is included in other assets in the accompanying consolidated balance sheet.

     The Company also has an obligation to four former employees under a nonqualified deferred compensation plan. Payments of principal and interest are to be made monthly through August 2007. The obligation at January 1, 2000 was $83,000, of which $10,000 is due prior to December 30, 2000. These amounts are included as deferred compensation in the accompanying consolidated balance sheets.

(9)  PREFERRED STOCK

     The Company has 200,000 shares of preferred stock, $0.01 par value, authorized and issuable in one or more series with such voting powers, designations, preferences and other special rights and such qualifications, limitations or restrictions as may be stated in the resolution or resolutions adopted by the Company's Board of Directors providing for the issue of such series and as permitted by the Rhode Island Business Corporation Act. The Company has created one series of preferred stock designated Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock). A total of 43,700 shares of Series A Preferred Stock are designated for issuance, all of which are issued and outstanding.

     In May 1996, the Company sold 34,200 shares of Series A Preferred Stock for gross proceeds of $18.0 million. In connection with the acquisition of Foster Grant US in December 1996, the Company issued an additional 9,500 shares of the Series A Preferred Stock for gross proceeds of $5.0 million.

     The rights, preferences and privileges of Series A Preferred Stock, as amended in June 1998, are as follows:

     CONVERSION

     Shares of the Series A Preferred Stock are convertible into common stock at a rate of 10 shares of common stock for each share of Series A Preferred Stock, adjustable for certain dilutive events. As amended by the Company's shareholders in June 1998, conversion is at the option of the shareholder but is automatic upon the consummation of an initial public offering resulting in gross proceeds to the Company of at least $20.0 million and at an offering price of at least 175% of the original conversion price.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     REDEMPTION

     The holders of the Series A Preferred Stock have the right to require redemption for cash of any unconverted shares, beginning June 30, 2002. The Company will redeem the Series A Preferred Stock equal to 5% of the total number of shares issued and outstanding as of March 31, 2002 on the last day of each March, June, September and December, as follows:

 YEARS ENDING
 DECEMBER 31,           PERCENTAGE
--------------          ----------
     2002                  15%
     2003                  35
     2004                  55
     2005                  75
     2006                  95
     2007                 100

     The Series A Preferred Stock will be redeemed at an amount equal to the original stock price, $526.32 per share, plus accrued and unpaid dividends yielding a 10% compounded annual rate of return (the Redemption Amount). Accordingly, the Series A Preferred Stock has been recorded at its redemption value in the accompanying consolidated balance sheets.

     The holders of the Series A Preferred Stock may require the Company to redeem all or any portion of the Series A Preferred Stock upon certain events such as the sale, merger or dissolution of the Company. In addition, the Company may voluntarily redeem the Series A Preferred Stock at the Redemption Amount, as defined above. If the Company voluntarily redeems the Series A Preferred Stock, it must issue the holders of Series A Preferred Stock a warrant to purchase common stock equal to the number of shares the shareholder would have received upon conversion, at a strike price equal to the redemption price at the time of redemption.

     In connection with the proposed issuance of the Notes the preferred shareholders agreed, in June 1998, to suspend their redemption rights until 91 days after the date that any Restrictive Indebtedness, as defined, is no longer outstanding. Restrictive Indebtedness is defined as indebtedness whose terms restrict the Company's ability to redeem, in whole or part, the Series A Preferred Stock. Restrictive Indebtedness can not exceed $150.0 million or such greater amount as may be approved by the directors designated by the preferred shareholders.

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

     VOTING RIGHTS AND DIVIDENDS

     The holders of the Series A Preferred Stock shall be entitled to vote on all matters based on the number of votes equal to the number of shares into which the shares of Series A Preferred Stock are convertible after December 1, 1996. The holders of a majority of the Series A Preferred Stock shares are entitled to elect two directors. In certain events, defined as Remedy Events, the number of directors of the Company automatically increases to the minimum number sufficient to allow the holders of Series A Preferred Stock to elect a majority of the directors. In June 1998, the preferred shareholders agreed to change the definition of Remedy Events to reduce the minimum amount of consolidated shareholders' equity that the Company is required to maintain dollar for dollar by any payments of certain subordinated notes payable to shareholders.

     Dividends will not be paid on the common stock unless the Series A Preferred Stock receives the same dividends that such shares would have received had they been converted into common stock immediately prior to the record date for such dividend.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


(10) 1996 INCENTIVE STOCK PLAN

     In May 1996, the Company adopted the 1996 Incentive Stock Plan (the Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock and other stock rights to purchase up to 50,000 shares of common stock. In May 1999, the Company increased the number of shares of common stock authorized for issuance under the Plan to 88,000. Under the Plan, ISOs may not be granted at less than fair market value on the date of grant and vest in a method determined by the Board of Directors, over a term not to exceed 10 years. All options have been granted with exercise prices equal to the fair market value of the Company's common shares, as determined by the Board of Directors. Stock option activity for each of the three years in the period ended January 1, 2000 is as follows:

                                                                                WEIGHTED
                                                              WEIGHTED           AVERAGE
                                                               AVERAGE          REMAINING
                                        NUMBER OF SHARES   EXERCISE PRICE   CONTRACTUAL LIFE
                                        ----------------   --------------   ----------------
    Outstanding, December 31, 1996             8,000            $50.00             10.0
       Granted                                 6,000             50.00             10.0
                                               -----             -----             ----

    Outstanding, December 31, 1997            14,000             50.00              9.5
       Canceled                              (2,000)             50.00              --
                                             ------              -----              ---

    Outstanding, January 2, 1999              12,000             50.00              8.5
       Granted                                31,350             31.57              9.5
       Canceled                              (4,000)             50.00              --
                                             ------              -----              ---

    Outstanding, January 1, 2000              39,350            $35.32              9.1
                                              ======            ======              ===

    Exercisable, December 31, 1997            14,000            $50.00              9.5
                                              ======            ======              ===

    Exercisable, January 2, 1999              12,000            $50.00              8.5
                                              ======            ======              ===

    Exercisable, January 1, 2000              18,450            $39.56              8.7
                                              ======            ======              ===

     Subsequent to January 1, 2000, the Board of Directors approved the grant of additional options to purchase 34,624 shares of common stock at an exercise price of $32.00 to certain employees. These options and 10,450 of the above options are to vest upon the Company achieving an equity value of $90.0 million in a liquidity event, as defined. These options will be accounted for under variable plan accounting. As of January 1, 2000, there was no charge related to these options.

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

     In connection with the acquisition of Fantasma, the Company issued options to two employees of Fantasma. The options provide that the employees may purchase up to 13% of Fantasma at the fair market value based upon the purchase price. Certain of these options contain performance criteria and, therefore, will be accounted for as variable options. Based on fiscal 1998 and 1999 activity and the termination of one of the employees, options to purchase 3% and 9%, respectively, of Fantasma had expired. Options to purchase 1% of Fantasma remain outstanding at January 1, 2000, the vesting of which is subject to the employee meeting certain performance criteria.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     Had compensation cost for the Company's and Fantasma's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss and net loss per share applicable to common shareholders for the years ended December 31, 1997, January 2, 1999 and January 1, 2000 would have been as follows:

                                            DECEMBER 31,      JANUARY 2,       JANUARY 1,
                                               1997             1999             2000
                                               ----             ----             ----
Net loss applicable to common
Shareholders (in thousands)-
   As reported                               $(1,681)        $(15,932)        $(32,427)
   Pro forma                                  (1,806)         (15,999)         (32,563)

Net loss per share applicable to
common shareholders-
   As reported                                $(2.76)         $(26.20)         $(53.33)
   Pro forma                                   (2.97)          (26.31)          (53.56)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all periods; volatility of 35.53% for all periods; risk-free interest rates of 5.77% for all options granted during fiscal 1997, 6.00% for all options granted during fiscal 1998 and 5.68% for all options granted during fiscal 1999 and a weighted average expected option term of five years for all periods. The weighted average fair value per share of options granted during the years ended December 31, 1997 and January 1, 2000 was $20.60 and $12.95, respectively. The weighted average grant date fair value for an option to purchase a 1% membership interest in Fantasma granted during the year ended January 2, 1999 was approximately $14,400.

(11) INVESTMENTS

     (a) Hong Kong

         The Company has an ownership interest in four entities in Hong Kong. These entities provide various services to the Company and each other in connection with purchasing and distributing products. The Company accounts for these investments using the equity method. The net investment in these entities is recorded as investment in affiliates in the accompanying consolidated balance sheets. The following table summarizes certain financial information for these entities (in thousands):

                                                              FISCAL YEAR
                                                      ----------------------------
                                                      1997        1998        1999
                                                      ----        ----        ----
Ownership Interest-
   AAi Hong Kong Limited                                 49%         49%         49%
   Milagros (Far East) Limited                           49          49          49
   Honest Lion Limited                                   50          50          50
   Milagros AAi Asia Limited                             49          49          49

Sales to AAi                                        $15,171     $10,215      $9,982
Equity in losses                                       (63)        (76)          --
Investment balance                                    1,426       1,337       1,291

     The following table summarizes certain consolidated financial information of the four Hong Kong entities (in thousands):

                                                           FISCAL YEAR
                                                   ----------------------------
                                                   1997        1998        1999
                                                   ----        ----        ----
Current assets                                    $5,687      $5,453      $5,911
Noncurrent assets                                  2,187       6,814       7,235
Current liabilities                                9,978       8,165       7,419
Noncurrent liabilities                             1,563       3,087      11,105
Net sales                                         37,037      22,193      30,532
Gross profit                                       1,876       5,273       4,735
(Loss) income from operations                      (129)       (156)         204
Net loss                                           (129)       (156)          --

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     (b) Mexico

         In 1996, the Company acquired a 50% ownership in AAi Joske's S.A. de R.L. De CV (Joske's), an entity engaged in the purchasing and distribution of accessories in Mexico for $0.5 million of inventory. In January 1997, the Company acquired an additional 5% ownership interest in Joske's and accordingly has consolidated its financial results in the Company's consolidated financial statements subsequent to December 31, 1996. In 1999, the Company acquired an additional 20% ownership interest in Joske's for a nominal amount. Based on the value of these transactions and the related net book value of Joske's as of the dates of acquisition, no goodwill was recorded. This additional 20% ownership interest in Joske's may be bought back by the original investor based on Joske's meeting its sales projections for 1999 and 2000, as defined. If Joske's has not meet their sales projections and the option has not been exercised by June 30, 2001, then AAi has the option to purchase the remaining 25% of Joske's.

(12)  EMPLOYEE BENEFIT PLANS

     (a) Qualified 401(k) Plan

         The Company has a defined contribution profit sharing plan covering substantially all employees. Under the terms of the profit sharing plan, contributions are made at the discretion of the Company. No contributions were made for the years ended December 31, 1997, January 2, 1999 and January 1, 2000. The profit sharing plan also allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company matches employee contributions equal to 25% of the first 6% of compensation that an employee defers. These matching contributions totaled approximately $95,000, $117,000 and $120,000 for the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively.

     (b) Non-Qualified Excess 401(k) Plan

         In May 1997, the Company established the Non-Qualified Excess 401(k) Plan (the Non-Qualified Plan) effective as of June 1, 1997. The purpose of the Non-Qualified Plan is to provide deferred compensation to a select group of management or highly compensated employees of the Company as designated by the Board of Directors. Under the Non-Qualified Plan, a participant may elect to defer up to 15% of his or her compensation on an annual basis. This amount is credited to the employee's deferred compensation account (the Deferred Amount). Under the Non-Qualified Plan, the Company also credits the participant's deferred compensation account for the amount of the matching contribution the Company would have made under the qualified 401(k) plan with respect to the Deferred Amount. The matching contributions totaled approximately $10,000, $13,000 and $28,000 for the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively. All amounts contributed by the employee and by the Company under the Non-Qualified Plan are immediately vested. A participant under the Non-Qualified Plan is entitled to receive a distribution of his or her account upon retirement, death, disability or termination of employment.

(13) RELATED PARTY TRANSACTIONS

     The Company has operating lease agreements with Sunrise Properties, LLC and 299 Carpenter Street Associates, LLC, of which certain officers and shareholders of the Company are partners. The related rental expense charged to operations was approximately $471,000, $471,000 and $329,000 in the years ended December 31, 1997, January 2, 1999 and January 1, 2000, respectively.

     The Company has guaranteed a mortgage note payable by Sunrise Properties, LLC aggregating $200,000. As of January 1, 2000, the outstanding balance of this note was approximately $101,000.

     In conjunction with the purchase of Foster Grant US, the Company entered into a lease of the building from which FG Holdings operates with BEC, the former owners of Foster Grant US. A member of the Marlin Capital, L.P. is the chief executive officer of BEC and a director of the Company. The lease was established in December 1996 and extends for one year with automatic renewal for successive one-year periods unless either party provides notice. Rent expense was approximately $494,000 and

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

     $165,000 in the year ended December 31, 1997 and January 2, 1999, respectively. The Company terminated this lease as of January 2, 1999.

     On May 31, 1996, the Company and its shareholders, including the management shareholders (Management Shareholders), entered into a tag-along, transfer restriction and voting agreement (the Shareholders Agreement). The Shareholders Agreement requires that any Management Shareholder wishing to transfer or sell common stock of the Company to provide right of first refusal and tag-along rights, on a pro rata basis, as defined, to all other shareholders' party to the Shareholders Agreement upon receipt of a third-party offer to purchase the applicable restricted shares.

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

 (14)    COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit

         At January 1, 2000, the Company had irrevocable letters of credit outstanding for the purchase of inventory of approximately $43,000.

     (b) Operating Leases

         In addition to the operating leases described in Note 13, the Company also has operating leases for its other locations. Future minimum rental payments are as follows (in thousands):

2000                  $306
2001                    71
2002                    72
2003                    74
2004                    77
Thereafter              26
                      ----
                      $626
                      ====

         The Company had an option to purchase its Smithfield, Rhode Island, facility for $2.3 million. On February 10, 1998, the Company exercised this option. During fiscal 1998, the Company expanded this facility resulting in costs of the facility and expansion totaling approximately $6.4 million.

     (c) Royalties

         The Company has several agreements that require royalty payments based on a percentage of certain net product sales, subject to specified minimum payments. Minimum royalty obligations relating to these agreements as of January 1, 2000 totaled $ 1.5 million and $856,000 for fiscal 2000 and fiscal 2001, respectively. In addition, certain of these agreements require the Company pay additional fees based on a percentage of net product sales. These fees are not subject to minimum payment obligations. In the event the Company transfers its rights under certain of these agreements, a transfer fee would be payable. At January 1, 2000, the minimum aggregate transfer fee due would be no less than $550,000.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


     (d) Supply Agreement

         The Company has a supply agreement with a display manufacturer. The agreement requires that the Company purchase 70% of Foster Grant US's annual display purchases, as defined, from this supplier through December 2005. If the Company does not purchase 70% of Foster Grant US's displays from this manufacturer, it is required to make a payment equal to 30% of the annual shortfall. In addition, the Company and BEC are required to cumulatively purchase $32.3 million of displays over the term of this agreement. To the extent that total purchases do not meet this dollar level, the Company is required to make a payment equal to 30% of $32.3 million, less the Company's purchases, BEC's purchases and any amounts paid as a result of the annual shortfall discussed above. As of January 1, 2000, no amounts were due under this agreement as a result of a shortfall.

     (e) Litigation

         In the ordinary course of business, the Company is party to various types of litigation, The Company maintains insurance to mitigate certain of these risks. The Company believes it has meritorious defenses to all claims, and, in its opinion, all litigation currently pending or threatened will not have a material effect on the Company's financial position or results of operations.

         In November 1998, the Company reached a favorable settlement with a customer related to the customer not honoring its purchase commitments under a 1997 agreement. As a result of this settlement, the Company received $950,000 for lost revenues. This settlement is included in other income, net in the accompanying fiscal 1998 consolidated statement of operations.

(15) SIGNIFICANT CUSTOMERS AND SUPPLIERS

     During the years ended December 31, 1997, January 2, 1999 and January 1, 2000, one customer accounted for approximately 24.7%, 27.3% and 35.6% of net sales, respectively. This customer's accounts receivable balance represented approximately 32.4% and 44.2% gross accounts receivable as of January 2, 1999 and January 1, 2000, respectively. In addition, another customer accounted for approximately 11.4% of the Company's net sales for the year ended January 2, 1999 and approximately 10.6% of gross accounts receivable as of January 2, 1999. No other customer accounted for 10% or more of the Company's net sales or gross accounts receivable for the above-stated years.

     The Company currently purchases a significant portion of its inventory from certain suppliers in Asia. Although there are other suppliers of the inventory items purchased and management believes that these suppliers could provide similar inventory at fairly comparable terms, a change in suppliers could cause a delay in the Company's distribution process and a possible loss of sales, which would adversely affect operating results.

(16) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                         JANUARY 2,  JANUARY 1,
                                                           1999        2000
                                                         ---------   ---------
              Accrued payroll and payroll related
                 items                                     $2,164     $1,388
              Accrued interest                              3,636      3,764
              Accrued royalties                             2,190      2,242
              Other accrued expenses                       11,712     15,859
                                                           ------     ------
                                                          $19,702    $23,253
                                                          =======    =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

(17)     SEGMENT REPORTING

     In July 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

     The Company has determined it has three reportable segments: mass merchandisers, chain drug stores/combo stores/supermarkets and variety stores. The Company distributes accessories, such as costume jewelry, optical products, watches, clocks and other accessories.

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

                                                                         CHAIN DRUG
                                                                        STORES/COMBO
                                                        MASS              STORES/
      FISCAL 1997                                   MERCHANDISERS       SUPERMARKETS  VARIETY       OTHER      TOTAL
      -----------                                   -------------       ------------  -------       -----      -----
      Net sales                                       $84,343             $39,545     $16,243       $9,280    $149,411
                                                      =======             =======     =======       ======    ========

      Interest expense                                 $2,379              $1,115        $458         $262      $4,214
                                                       ======              ======        ====         ====      ======

      Depreciation and amortization expense            $4,775              $1,995      $1,010         $468      $8,248
                                                       ======              ======      ======         ====      ======

      Customer acquisition costs                       $1,043               $ --         $552        $ --       $1,595
                                                       ======               =====        ====        =====      ======


      Segment (loss) profit                           $(1,953)             $6,099     $(2,711)        $511      $1,946
                                                      =======              ======     =======         ====      ======



                                                                         CHAIN DRUG
                                                                        STORES/COMBO
                                                        MASS              STORES/
      FISCAL 1998                                   MERCHANDISERS       SUPERMARKETS   VARIETY      OTHER      TOTAL
      -----------                                   -------------       ------------   -------      -----      -----
      Net sales                                        $103,559           $29,801      $13,835     $13,130    $160,325
                                                       ========           =======      =======     =======    ========

      Interest expense                                 $4,528              $1,303         $605        $574      $7,010
                                                       ======              ======         ====        ====      ======

      Depreciation and amortization expense            $8,260              $1,777       $1,457      $1,298     $12,792
                                                       ======              ======       ======      ======     =======

      Customer acquisition costs                         $822               $ --           $50       $ --         $872
                                                         ====               =====          ===       =====        ====


      Segment (loss) profit                            $(9,013)              $736      $(5,603)       $237     (13,643)
                                                       =======               ====      =======        ====     =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


                                                                         CHAIN DRUG
                                                                        STORES/COMBO
                                                        MASS              STORES/
      FISCAL 1999                                   MERCHANDISERS       SUPERMARKETS   VARIETY      OTHER      TOTAL
      -----------                                   -------------       ------------   -------      -----      -----
      Net sales                                        $94,385            $28,762      $17,125     $10,408    $150,680
                                                       =======            =======      =======     =======    ========

      Interest expense                                 $6,386              $1,979       $1,152        $733     $10,250
                                                       ======              ======       ======        ====     =======

      Depreciation and amortization expense            $6,902              $1,955       $1,583      $1,049     $11,489
                                                       ======              ======       ======      ======     =======

      Customer acquisition costs                        $ --                 $251        $ --        $ --         $251
                                                        =====                ====        =====       =====        ====

      Segment loss                                     $(14,662)          $(3,634)     $(6,879)    $(4,103)   $(29,278)
                                                       ========           =======      =======     =======    ========

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

     Total assets specifically identifiable with each reportable segment are as follows:

                                          DECEMBER 31,   JANUARY 2,    JANUARY 1,
                                             1997           1999          2000
                                             ----           ----          ----
         Mass merchandisers                $13,244        $25,248       $19,730
         Chain drug stores/combo
           stores/supermarkets               6,128          6,368         3,495
         Variety                             2,351          1,246         2,708
         Other                               1,903          5,068         2,454
         Unassigned assets                  70,120         88,568        79,480
                                            ------         ------        ------
                                           $93,746       $126,498      $107,867
                                           =======       ========      ========

     The following table identifies sales and long-lived assets by geographic region. Sales are attributed to countries based on location of customer. Assets are attributed based on location.

                                  1997          1998           1999
                               NET SALES      NET SALES      NET SALES
                               ---------      ---------      ---------
      United States             $142,655       $144,540      $129,310
      Canada                       5,310          6,162         8,095
      Europe                          --          7,757        10,379
      Mexico                       1,446          1,866         2,896
                                   -----          -----         -----
         Total                  $149,411       $160,325      $150,680
                                ========       ========      ========

                                                  LONG-LIVED ASSETS
                                               JANUARY 2,    JANUARY 1,
                                                 1999           2000
                                                 ----           ----
      United States                            $49,112        $41,132
      Canada                                       192          1,608
      Europe                                     1,492          1,726
      Asia                                       1,337          1,291
      Mexico                                        18             28
                                               -------        -------
         Total                                 $52,151        $45,785
                                               =======        =======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


(18) SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

     The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned subsidiaries and nonguarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned, are domestic subsidiaries of the Company and they guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Prior to September 1, 1999, the Company held an 80% interest in Fantasma LLC ("Fantasma") and, accordingly, Fantasma was included as a mostly owned subsidiary in the supplemental consolidating financial information for such periods.

     The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

     Effective January 3, 1999, the assets of the Company's wholly owned guarantor subsidiaries (other than Fantasma) were transferred to the Company. Accordingly, the Company now performs all operations previously performed by these wholly owned guarantor subsidiaries, the results of which are included in the consolidating financial information for periods ending after such date. Effective September 1, 1999, the Company acquired 100% of the interest of Fantasma, which is included as a wholly owned subsidiary in the consolidating financial information for periods ending after such date.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

                                                                                  JANUARY 2, 1999
                                               -------------------------------------------------------------------------------------
                                                           WHOLLY
                                                           OWNED          MOSTLY OWNED    NONGUARANTOR
                                               COMPANY     SUBSIDIARIES   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                               -------     ------------   ------------    ------------    ------------  ------------
                                                                          (IN THOUSANDS)

                                                                             ASSETS
   CONSOLIDATING BALANCE SHEETS
   CURRENT ASSETS:
      Cash and cash equivalents .....         $      68    $      66      $     104       $   1,969       $      --       $   2,207
      Accounts receivable, net ......            20,699            2          5,088           3,528              --          29,317
      Inventories ...................            28,643           --          3,878           4,641              --          37,162
      Prepaid expenses and other
      current assets ................             1,403          132            203             180              --           1,918
      Deferred tax assets ...........             3,743           --             --              --              --           3,743
                                              ---------    ---------      ---------       ---------       ---------       ---------
        Total current assets ........            54,556          200          9,273          10,318              --          74,347

   PROPERTY, PLANT AND EQUIPMENT, NET            16,206           --             24           1,313              --          17,543
   OTHER ASSETS .....................            41,512        7,652          4,357             402         (19,315)         34,608
                                              ---------    ---------      ---------       ---------       ---------       ---------
                                              $ 112,274    $   7,852      $  13,654       $  12,033       $ (19,315)      $ 126,498
                                              =========    =========      =========       =========       =========       =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES:
   Borrowings under revolving note
   payable ........................           $   2,576    $      --      $      --       $      --       $      --     $   2,576
   Current maturities of long-term
    obligations ...................                 656           --             --              --              --           656
   Accounts payable ...............              10,961          998            406           2,534              --        14,899
   Accrued expenses ...............              16,726        5,622          1,554             968              --        24,870
   Due (from) to affiliate ........                  --        3,757          7,088           2,380         (13,225)           --
                                              ---------    ---------      ---------       ---------       ---------     ---------
     Total current liabilities ....              30,919       10,377          9,048           5,882         (13,225)       43,001

10 3/4% SENIOR NOTES ..............              75,000           --             --              --              --        75,000

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES ........................               2,228           --             --              --              --         2,228

DEFERRED TAX LIABILITIES ..........                  --           --             --              --              --            --

SUBORDINATED PROMISSORY NOTES
PAYABLE TO SHAREHOLDERS ...........                  --           --             --              --              --            --

REDEEMABLE PREFERRED STOCK OF A
SUBSIDIARY ........................                  --           --             --              --             909           909
                                              ---------    ---------      ---------       ---------       ---------     ---------

PREFERRED STOCK ...................              28,845          926             --              --            (909)       28,862
                                              ---------    ---------      ---------       ---------       ---------     ---------

SHAREHOLDERS' EQUITY (DEFICIT) ....             (24,718)      (3,451)         4,606           6,151          (6,090)      (23,502)
                                              ---------    ---------      ---------       ---------       ---------     ---------
                                              $ 112,274    $   7,852      $  13,654       $  12,033       $ (19,315)    $ 126,498
                                              =========    =========      =========       =========       =========     =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


                                                                         JANUARY 1, 2000
                                           ----------------------------------------------------------------------------
                                                            WHOLLY
                                                            OWNED        NONGUARANTOR
                                           COMPANY       SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                           -------       ------------    ------------     ------------     ------------
                                                                     (IN THOUSANDS)
                                                                         ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents .....       $      97       $       8       $   2,184        $      --        $   2,289
   Accounts receivable, net ......          16,303           2,427           3,501               --           22,231
   Inventories ...................          28,743              --           4,282               --           33,025
   Prepaid expenses and other
   current assets ................             400              41             353               --              794
   Deferred tax assets ...........           3,743              --              --               --            3,743
                                         ---------       ---------       ---------        ---------        ---------
     Total current assets ........          49,286           2,476          10,320               --           62,082

PROPERTY, PLANT AND EQUIPMENT, NET          17,727              14           1,651               --           19,392
OTHER ASSETS .....................          43,334              --           1,712          (18,653)          26,393
                                         ---------       ---------       ---------        ---------        ---------
                                         $ 110,347       $   2,490       $  13,683        $ (18,653)       $ 107,867
                                         =========       =========       =========        =========        =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note
    payable ......................       $  11,000        $      --        $      --        $      --        $  11,000
   Redeemable preferred stock of a
    subsidiary ...................           1,000               --               --               --            1,000
   Current maturities of long-term
    obligations ..................             569               --              343               --              912
   Accounts payable ..............          15,364              209              841               --           16,414
   Accrued expenses ..............          22,545            1,075            1,798              (61)          25,357
   Due (from) to affiliate .......            (590)           5,569            4,940           (9,919)              --
                                         ---------        ---------        ---------        ---------        ---------
     Total current liabilities ...          49,888            6,853            7,922           (9,980)          54,683

10 3/4% SENIOR NOTES .............          75,000               --               --               --           75,000

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES ...............           1,878               --              204               --            2,082

PREFERRED STOCK ..................          31,864               --               --               --           31,864

SHAREHOLDERS' EQUITY (DEFICIT) ...         (48,283)          (4,363)           5,557           (8,673)         (55,762)
                                         ---------        ---------        ---------        ---------        ---------
                                         $ 110,347        $   2,490        $  13,683        $ (18,653)       $ 107,867
                                         =========        =========        =========        =========        =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

                                                                                  DECEMBER 31, 1997
                                                    ------------------------------------------------------------------------------
                                                                      WHOLLY
                                                                      OWNED         NONGUARANTOR
                                                    COMPANY        SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS     CONSOLIDATED
                                                    -------        ------------     ------------     ------------     ------------
                                                                                   (IN THOUSANDS)
  CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES .................................       $  78,723        $  63,992        $   6,696        $      --        $ 149,411
COST OF GOODS SOLD ........................          47,323           27,538            3,067               --           77,928
                                                  ---------        ---------        ---------        ---------        ---------

     Gross profit .........................          31,400           36,454            3,629               --           71,483

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          31,432           31,130            2,761               --           65,323
                                                  ---------        ---------        ---------        ---------        ---------

     Income (loss) from operations ........             (32)           5,324              868               --            6,160

INTEREST EXPENSE ..........................          (2,562)          (1,613)             (39)              --           (4,214)
OTHER INCOME (EXPENSE), NET ...............             200              (49)            (120)              --               31
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES ...           2,622               --               --           (2,622)              --
                                                  ---------        ---------        ---------        ---------        ---------

     Income (loss) before income tax
     (expense) benefit and dividends
     and accretion on preferred stock .....             228            3,662              709           (2,622)           1,977

INCOME TAX (EXPENSE) BENEFIT ..............             587           (1,743)              (6)              --           (1,162)
                                                  ---------        ---------        ---------        ---------        ---------
     Net income (loss) before
     dividends and accretion on
     preferred stock ......................             815            1,919              703           (2,622)             815

DIVIDENDS AND ACCRETION ON PREFERRED STOCK            2,496               --               --               --            2,496
                                                  ---------        ---------        ---------        ---------        ---------

     Net income (loss) applicable to
     common shareholders ..................       $  (1,681)       $   1,919        $     703        $  (2,622)       $  (1,681)
                                                  =========        =========        =========        =========        =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

                                                                              JANUARY 2, 1999
                                            ----------------------------------------------------------------------------------------
                                                             WHOLLY
                                                             OWNED        MOSTLY OWNED   NONGUARANTOR
                                            COMPANY        SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                            -------        ------------   ------------   ------------     ------------  ------------
  CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES .............................    $  89,832       $  44,140       $  10,306       $  16,047       $      --      $ 160,325
COST OF GOODS SOLD ....................       54,566          19,887           6,712           7,658              --         88,823
                                           ---------       ---------       ---------       ---------       ---------      ---------

     Gross profit .....................       35,266          24,253           3,594           8,389              --         71,502

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE ...............................       40,362          28,235           2,747           6,791              --         78,135
                                           ---------       ---------       ---------       ---------       ---------      ---------

     Income (loss) from operations ....       (5,096)         (3,982)           (847)          1,598              --         (6,633)

INTEREST EXPENSE ......................       (5,970)           (586)           (292)           (162)             --         (7,010)
OTHER INCOME (EXPENSE), NET ...........          612              16               2            (140)             --            490
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES       (2,583)             --              --              --           2,583             --
                                           ---------       ---------       ---------       ---------       ---------      ---------

     Income (loss) before income tax
     (expense) benefit and dividends
     and accretion on preferred stock .      (13,037)         (4,552)            557           1,296           2,583        (13,153)

INCOME TAX (EXPENSE) BENEFIT ..........           --              --              --              --              --             --
                                           ---------       ---------       ---------       ---------       ---------      ---------

     Net income (loss) before
     dividends and accretion on
     preferred stock ..................      (13,037)         (4,552)            557           1,296           2,583        (13,153)

DIVIDENDS AND ACCRETION ON PREFERRED
STOCK .................................        2,779              --              --              --              --          2,779
                                           ---------       ---------       ---------       ---------       ---------      ---------

     Net income (loss) applicable to
     common shareholders ..............    $ (15,816)      $  (4,552)      $     557       $   1,296       $   2,583      $ (15,932)
                                           =========       =========       =========       =========       =========      =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

                                                                                    JANUARY 1, 2000
                                               -------------------------------------------------------------------------------------
                                                            WHOLLY
                                                             OWNED        MOSTLY OWNED    NONGUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARY     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                             (IN THOUSANDS)
  CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES .................................    $ 119,672    $   4,665       $   5,723       $  20,620      $      --     $ 150,680
COST OF GOODS SOLD ........................       76,809        4,163           5,528          10,473             --        96,973
                                               ---------    ---------       ---------       ---------      ---------     ---------

     Gross profit .........................       42,863          502             195          10,147             --        53,707

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE       53,829        5,907           3,475           9,524             --        72,735
                                               ---------    ---------       ---------       ---------      ---------     ---------

     Income (loss) from operations ........      (10,966)      (5,405)         (3,280)            623             --       (19,028)

INTEREST EXPENSE ..........................       (9,718)         (92)           (209)           (231)            --       (10,250)
OTHER INCOME (EXPENSE), NET ...............          974          (25)            (25)         (1,035)            --          (111)
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES ...       (9,715)          --              --              --          9,715            --
                                               ---------    ---------       ---------       ---------      ---------     ---------

     Income (loss) before income tax
     (expense) benefit and dividends
     and accretion on preferred stock .....      (29,425)      (5,522)         (3,514)           (643)         9,715       (29,389)

INCOME TAX (EXPENSE) BENEFIT ..............           --           --              --             (36)            --           (36)
                                               ---------    ---------       ---------       ---------      ---------     ---------

     Net income (loss) before
     dividends and accretion on
     preferred stock ......................      (29,425)      (5,522)         (3,514)           (679)         9,715       (29,425)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK         3,002           --              --              --             --         3,002
                                               ---------    ---------       ---------       ---------      ---------     ---------

     Net income (loss) applicable to
     common shareholders ..................    $ (32,427)   $  (5,522)      $  (3,514)      $    (679)     $   9,715     $ (32,427)
                                               =========    =========       =========       =========      =========     =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)

                                                                                          DECEMBER 31, 1997
                                                                 -------------------------------------------------------------------
                                                                                WHOLLY
                                                                                OWNED       NONGUARANTOR
                                                                  COMPANY    SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                                                       (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES ........................    $ (4,119)     $  4,697       $  1,022       $     --    $  1,600

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ................      (2,860)       (4,686)           (37)            --      (7,583)
   Acquisitions, net of cash acquired .......................      (1,834)           --             --             --      (1,834)
   Advances to affiliates ...................................      (3,546)        1,594             --          1,952          --
   Other investing activities ...............................         952          (545)           (43)            --         364
                                                                 --------      --------       --------       --------    --------
     Net cash used in investing activities ..................      (7,288)       (3,637)           (80)         1,952      (9,053)
                                                                 --------      --------       --------       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable ..............      11,826        (4,129)            --             --       7,697
   Proceeds from issuance of subordinated promissory notes
    payable to shareholders .................................          --            --             --             --          --
   Proceeds from issuance of long-term obligations ..........       8,943            --             --             --       8,943
   Payments on long-term obligations ........................      (7,551)           --             --             --      (7,551)
   Proceeds from issuance of preferred stock, net of issuance
    costs ...................................................          --            --             --             --          --
   Due to affiliates ........................................         877         2,311         (1,236)        (1,952)         --
   Other financing activities ...............................        (334)           --             --             --        (334)
                                                                 --------      --------       --------       --------    --------
     Net cash provided by (used in) financing activities ....      13,761        (1,818)        (1,236)        (1,952)      8,755
                                                                 --------      --------       --------       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........       2,354          (758)          (294)            --       1,302

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............          --           941            536             --       1,477
                                                                 --------      --------       --------       --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................    $  2,354      $    183       $    242       $     --    $  2,779
                                                                 ========      ========       ========       ========    ========

                                                                                JANUARY 2, 1999
                                                       -----------------------------------------------------------------------------
                                                                   WHOLLY     MOSTLY
                                                                   OWNED       OWNED      NONGUARANTOR
                                                       COMPANY    COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                                  (IN THOUSANDS)
  CONSOLIDATING STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES ............     $(23,955)  $ 19,698     $ (3,527)    $  3,881       $     --       $ (3,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ....      (12,479)      (792)         (15)      (3,596)            --        (16,882)
   Acquisitions, net of cash acquired ...........       (9,464)        --           --           --             --         (9,464)
   Advances to affiliates .......................       (8,117)        --           --          113          8,004             --
   Other investing activities ...................        6,154     (5,752)         (15)      (3,794)            --         (3,407)
                                                      --------   --------     --------     --------       --------       --------

     Net cash used in (provided by) investing
      activities.................................     (23,906)    (6,544)         (30)      (7,277)         8,004        (29,753)
                                                     --------   --------     --------     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable ..      (10,307)   (14,715)          --           --             --        (25,022)
   Proceeds from term note payable ..............       13,222         --           --           --             --         13,222
   Proceeds on term note payable ................      (13,222)        --           --           --             --        (13,222)
   Proceeds from issuance of 10 3/4% senior notes       75,000         --           --           --             --         75,000
   Payments on subordinated notes ...............       (5,487)        --           --        3,355             --         (2,132)
   Payments on long-term obligations ............      (10,130)        --           --         (896)            --        (11,026)
   Due to affiliates ............................           --      1,444        3,588        2,972         (8,004)            --
   Other financing activities ...................       (3,501)        --           --         (235)            --         (3,736)
                                                      --------   --------     --------     --------       --------       --------

     Net cash provided by (used in) financing
     activities..................................       45,575    (13,271)       3,588        5,196         (8,004)        33,084
                                                      --------   --------     --------     --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS......................................       (2,286)      (117)          31        1,800             --           (572)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..        2,354        183           73          169             --          2,779
                                                      --------   --------     --------     --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ........     $     68   $     66     $    104     $  1,969       $     --       $  2,207
                                                      ========   ========     ========     ========       ========       ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JANUARY 1, 2000

                                  (CONTINUED)


                                                                                    JANUARY 2, 2000
                                                  --------------------------------------------------------------------------------
                                                             WHOLLY         MOSTLY
                                                              OWNED          OWNED       NONGUARANTOR
                                                  COMPANY    COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                                                   (IN THOUSANDS)
  CONSOLIDATING STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES .........   $  2,277    $  2,698     $ (1,275)      $ (1,088)      $     --       $  2,612
                                                 --------    --------     --------       --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .     (9,218)         --           --         (1,257)            --        (10,475)
   Advances to affiliates ....................     (1,046)         --           --             --          1,041             (5)
   Other investing activities ................       (123)         12          (12)            --             --           (123)
                                                 --------    --------     --------       --------       --------       --------

     Net cash used in (provided by) investing
     activities...............................    (10,387)         12          (12)        (1,257)         1,041        (10,603)
                                                 --------    --------     --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable      8,424          --           --             --             --          8,424
   Payments on long-term obligations .........       (351)         --           --             --             --           (351)
   Due to affiliates .........................         --      (2,702)       1,183          2,560         (1,041)            --
                                                 --------    --------     --------       --------       --------       --------

     Net cash provided by financing activities      8,073      (2,702)       1,183          2,560         (1,041)         8,073
                                                 --------    --------     --------       --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS...................................        (37)          8         (104)           215             --             82

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        134          --          104          1,969             --          2,207
                                                 --------    --------     --------       --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....   $     97    $      8     $     --       $  2,184       $     --       $  2,289
                                                 ========    ========     ========       ========       ========       ========

                                   SCHEDULE II

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                ADDITIONS
                               BALANCE AT       CHARGED TO
                              BEGINNING OF      COSTS AND     DEDUCTIONS FROM                 BALANCE AT END
                                 PERIOD         EXPENSES        RESERVES(1)     OTHER(2)        OF PERIOD
Accounts receivable -
  December 31, 1997 ...         $13,082         $27,477         $31,130         $   909         $10,338
  January 2, 1999 .....          10,338          47,048          48,711           1,300           9,975
  January 1, 2000 .....           9,975          50,809          47,980              --          12,804

Restructuring reserve -
  December 31, 1997 ...             $--             $--             $--             $--             $--
  January 2, 1999 .....              --           2,600           1,947              --             654
    January 1, 2000 ...             654              --             649              --               5

(1)  Amounts deemed uncollectible.
(2)  Reserves related to accounts receivable acquired in acquisitions.