Form 10-Q
period 2000-04-01
AAI FOSTERGRANT INC
filed 2000-05-16
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended April 1, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______ to _______

                        Commission File Number 333-61119

                              AAI.FOSTERGRANT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            RHODE ISLAND                          05-0419304
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification Number)

                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (401) 231-3800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [x] NO: [ ]

    As of May 1, 2000, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

    As of May 1, 2000, 608,000 shares of Common Stock and 43,700 shares of Series A Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION                                            PAGE

   ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets as of
              January 1, 2000 and April 1, 2000                              1
           Consolidated Condensed Statements of Operations
              for the three months ended April 3, 1999 and
              April 1, 2000                                                  2
           Consolidated Condensed Statements of Cash
              Flows for the three months ended
              April 3, 1999 and April 1, 2000                                3
           Notes to Consolidated Condensed Financial Statements              4
   ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           14
   ITEM 3. Quantitative and Qualitative Disclosures About Market Risk       18

PART II - OTHER INFORMATION

   ITEM 1. Legal Proceedings                                                20
   ITEM 2. Changes in Securities and Use of Proceeds                        20
   ITEM 3. Defaults Upon Senior Securities                                  20
   ITEM 4. Submission of Matters to a Vote of Security Holders              20
   ITEM 5. Other Information                                                20
   ITEM 6. Exhibits and reports on Form 8-K                                 20
SIGNATURES                                                                  21

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)



                  ASSETS                                                       JANUARY 1,     APRIL 1,
                                                                                  2000           2000
                                                                               ----------     ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   2,289      $     714
   Accounts receivable less reserves of approximately $12,804 and $10,500         22,231         31,171
   Inventories                                                                    33,025         35,863
   Prepaid expenses and other current assets                                         794            571
   Deferred tax assets                                                             3,743          3,743
                                                                               ---------      ---------
       Total current assets                                                       62,082         72,062
                                                                               ---------      ---------
Property, plant and equipment, net                                                19,392         19,953
Intangible assets                                                                 13,486         13,322
Other assets                                                                       7,588          7,511
Deferred tax assets                                                                5,319          5,319
                                                                               ---------      ---------
       Total assets                                                            $ 107,867      $ 118,167
                                                                               =========      =========

        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                     $  11,000      $  18,575
   Redeemable preferred stock of a subsidiary                                      1,000          1,000
   Current maturities of long-term obligations                                       902            913
   Deferred compensation - current portion                                            10            235
   Accounts payable                                                               16,414         22,184
   Accrued expenses                                                               23,253         21,912
   Accrued income taxes                                                            2,104          2,100
                                                                               ---------      ---------
       Total current liabilities                                                  54,683         66,919
                                                                               ---------      ---------

10 3/4% series B senior notes due 2006                                            75,000         75,000
Long-term obligations - less current maturities                                      420            813
Deferred compensation - less current portion                                       1,662          1,515
Preferred stock, $.01 par value --
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares of Series A
      Redeemable Convertible Preferred
      Stock, stated at redemption value                                           31,864         32,650

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value -- authorized --
          4,800,000 shares issued and outstanding -- 608,000 shares                    6              6
      Additional paid-in capital                                                     270            270
      Accumulated other comprehensive loss                                          (122)          (170)
      Accumulated deficit                                                        (55,916)       (58,836)
                                                                               ---------      ---------
          Total shareholders' deficit                                            (55,762)       (58,730)
                                                                               ---------      ---------
Total liabilities and shareholders' deficit                                    $ 107,867      $ 118,167
                                                                               =========      =========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                            THREE MONTHS ENDED
                                                                        --------------------------
                                                                        APRIL 3,          APRIL 1,
                                                                          1999              2000
                                                                        --------          --------
NET SALES                                                               $ 41,481          $ 42,528
COST OF GOODS SOLD                                                        23,814            23,581
                                                                        --------          --------
   Gross profit                                                           17,667            18,947

OPERATING EXPENSES:
   Selling                                                                11,704            10,163
   General and administrative                                              4,466             5,870
   Restructuring charge                                                       --             2,500
                                                                        --------          --------
      Income from operations                                               1,497               414
Interest expense                                                          (2,342)           (2,597)
Other income, net                                                            135                51
                                                                        --------          --------
Loss before income tax expense and dividends and accretion on
   preferred stock                                                          (710)           (2,132)
Income tax expense                                                            --                --
                                                                        --------          --------
Net loss before dividends and accretion on preferred stock                  (710)           (2,132)
Dividends and accretion on preferred stock                                   718               787
                                                                        --------          --------
Net loss applicable to common shareholders                              $ (1,428)         $ (2,919)
                                                                        ========          ========
Basic and diluted net loss per share applicable to common
   shareholders                                                         $  (2.35)         $  (4.80)
Basic and diluted weighted average shares of common stock
   outstanding                                                           608,000           608,000
                                                                        ========          ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                              THREE MONTHS ENDED
                                                                           -----------------------
                                                                           APRIL 3,       APRIL 1,
                                                                            1999           2000
                                                                           --------      ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                           $   (710)     $ (2,132)
       Adjustments to reconcile net loss to net cash used
       in operating activities-
       Depreciation and amortization                                         3,203         3,078
       Amortization of interest costs related to debt                          296           134
       Equity in earnings of investments in affiliates                         (84)           --
       Minority interest in income of consolidated subsidiary                   21            --
       Cumulative foreign currency translation adjustment                     (153)          (48)
       Changes in assets and liabilities, net of acquisitions -
         Accounts receivable                                                (8,615)       (8,940)
         Inventories                                                        (2,168)       (2,838)
         Prepaid expenses and other current assets                            (162)           35
         Deferred costs                                                        (61)           --
         Accounts payable                                                    7,857         5,770
         Accrued expenses                                                   (9,868)       (1,340)
         Accrued income taxes                                                  (21)           (4)
                                                                          --------      --------
                Net cash used in operating activities                      (10,465)       (6,285)
                                                                          --------      --------
   CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment                           (2,135)       (2,559)
       Increase in other assets                                               (301)         (161)
                                                                          --------      --------
               Net cash used in investing activities                        (2,436)       (2,720)
                                                                          --------      --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving note payable                          12,585         7,575
       Payments on long term obligations and deferred compensation            (174)         (145)
                                                                          --------      --------
               Net cash provided by financing activities                    12,411         7,430
                                                                          --------      ---------
   NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (490)       (1,575)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            2,207         2,289
                                                                          --------      --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  1,717      $    714
                                                                          ========      ========


   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
      Cash paid during the period for-
         Interest                                                         $  3,841       $ 4,436
                                                                          ========       =======
         Income taxes                                                     $      6       $    --
                                                                          ========       =======




The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

    (a) Interim Consolidated Condensed Financial Statements

    The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 1, 2000 as reported in the Company's 10-K filed with the SEC on March 31, 2000. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended April 1, 2000 may not be indicative of the results that may be expected for the year ending December 30, 2000, or for any other future period.

    (b) Revenue Recognition

    The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

    (c) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 1, 2000 and April 1, 2000 (in thousands):


                                                JANUARY 1,     APRIL 1,
                                                  2000           2000
                                                ---------      --------
Finished goods............................      $ 29,695       $ 30,591
Work-in-process and raw materials.........         3,330          5,272
                                                --------       --------
                                                $ 33,025       $ 35,863
                                                ========       ========


    (d) Customer Acquisition Costs

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $147,000 and $88,000 for the three months ended April 3, 1999 and April 1, 2000, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 1, 2000, the Company did not capitalized any of these costs. Amortization expense for the three months ended April 3, 1999 and April 1, 2000 related to previously capitalized costs was approximately $296,000 and $320,000, respectively.

Note 2 - Long-Term Obligations

    On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.3 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and certain subordinated promissory notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4% Series B Notes due 2006 registered with the SEC. Interest on the Series B Notes is payable semiannually on January 15 and July 15.

    The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. The bank credit facility is secured by accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At April 1, 2000 management believes the Company was in compliance with these covenants.

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

Note 3 - Earnings Per Share

    In accordance with SFAS No. 128, Earnings Per Share was determined by dividing net loss applicable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common stock options based on the treasury stock method. Diluted weighted average shares outstanding excludes all 12,000 and 72,074 common equivalent shares at April 3, 1999 and April 1, 2000, respectively, as their effect would be anti-dilutive.

Note 4 - Comprehensive Loss

    Comprehensive loss for the three months ended April 3, 1999 and April 1, 2000 was $515,000 and $2.2 million, respectively. Differences between comprehensive loss and loss before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 5 - Restructuring Charge

    In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002.

Note 6 - New Accounting Standards

    In June 1999, FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133, which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position or results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the first quarter of fiscal 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. We expect that the adoption of this interpretation would not have any effect on the accompanying financial statements.


Note 7 - Segment Reporting

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

                                              CHAIN DRUG
     THREE MONTHS                            STORES/COMBO
        ENDED                 MASS              STORES/
     APRIL 3, 1999        MERCHANDISERS      SUPERMARKETS        VARIETY            OTHER            TOTAL
     -------------        -------------      -------------       -------           -------          --------
Net sales                  $ 26,255           $ 7,873            $ 5,413           $ 1,940          $ 41,481
                           ========           =======            =======           =======          ========
Segment profit (loss)      $  1,058           $  (269)           $  (782)          $  (852)         $   (845)
                           ========           =======            =======           =======          ========




                                               CHAIN DRUG
    THREE MONTHS                              STORES/COMBO
        ENDED                  MASS             STORES/
    APRIL 1, 2000         MERCHANDISERS       SUPERMARKETS       VARIETY            OTHER             TOTAL
    -------------         -------------       ------------       -------           -------           --------
Net sales                   $ 23,656          $ 10,042           $ 7,303           $ 1,527           $ 42,528
                            ========          ========           =======           =======           ========
Segment profit (loss)       $    117          $   (402)          $(1,204)          $  (694)          $ (2,183)
                            ========          ========           =======           =======           ========


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

    Segment profit (loss) differs from the loss before income tax expense and dividends and accretion on preferred stock by the amount of other income, which is not allocated by segment. The chief operating decision-maker does not review segment assets.

    Total assets specifically identifiable with each reportable segment are as follows:


                                                       JANUARY 1,       APRIL 1,
                                                          2000            2000
                                                       ----------       --------
Mass merchandisers                                     $ 19,730         $ 22,193
Chain drug stores/combo stores/supermarkets               3,495            7,281
Variety                                                   2,708            4,811
Other                                                     2,454            2,553
Unassigned assets                                        79,480           81,329
                                                       --------         --------
                                                       $107,867         $118,167
                                                       ========         ========


Note 7 - Supplemental Consolidating Financial Information

    The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries, mostly owned guarantor subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The guarantor subsidiaries, both mostly and wholly owned, are domestic subsidiaries of the Company and they guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the wholly owned guarantor subsidiaries have not been included because management believes that they are not material to investors. Prior to September 1, 1999, the Company held an 80% interest in Fantasma LLC ("Fantasma") and accordingly Fantasma was included as a mostly owned subsidiary in the supplemental consolidating financial information for such periods.

    The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

    Effective January 3, 1999, the assets of the Company's wholly owned guarantor subsidiaries (other then Fantasma) were transferred to the Company. Accordingly, the Company now performs all operations previously performed by these wholly owned guarantor subsidiaries, the results of which are included in the consolidating financial information for periods ending after such date. Effective September 1, 1999, the Company acquired 100% of the interest of Fantasma, which is included as a wholly owned subsidiary in the consolidating financial information for periods ending after such date.

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION



                                                                             JANUARY 1, 2000
                                                                   WHOLLY
                                                                    OWNED     NON-GUARANTOR
                                                    COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---------    ------------  -------------  ------------  ------------
                                                                              (IN THOUSANDS)

                                                                                ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                       $      97      $      8      $  2,184      $      --      $   2,289
   Accounts receivable, net                           16,303         2,427         3,501             --         22,231
   Inventories                                        28,743            --         4,282             --         33,025
   Prepaid expenses and other                            400            41           353             --            794
current assets
   Deferred tax assets                                 3,743            --            --             --          3,743
                                                   ---------      --------      --------      ---------      ---------
      Total current assets                            49,286         2,476        10,320             --         62,082

PROPERTY, PLANT AND EQUIPMENT, NET                    17,727            14         1,651             --         19,392
OTHER ASSETS                                          43,334            --         1,712        (18,653)        26,393
                                                   ---------      --------      --------      ---------      ---------
                                                   $ 110,347      $  2,490      $ 13,683      $ (18,653)     $ 107,867
                                                   =========      ========      ========      =========      =========

                                                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable         $  11,000      $     --      $     --      $      --      $  11,000
   Redeemable preferred stock of a                     1,000            --            --             --          1,000
      subsidiary
   Current maturities of long-term                       569            --           343             --            912
      obligations
   Accounts payable                                   15,364           209           841             --         16,414
   Accrued expenses                                   22,545         1,075         1,798            (61)        25,357
   Due (from) to affiliate                              (590)        5,569         4,940         (9,919)            --
                                                   ---------      --------      --------      ---------      ---------
      Total current liabilities                       49,888         6,853         7,922         (9,980)        54,683

10 3/4% SENIOR NOTES                                  75,000            --            --             --         75,000

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                     1,878            --           204             --          2,082

      Preferred stock                                 31,864            --            --             --         31,864
      Shareholders' equity
      (deficit)                                      (48,283)       (4,363)        5,557         (8,673)       (55,762)
                                                   ---------      --------      --------      ---------      ---------
                                                   $ 110,347      $  2,409      $ 13,683      $ (18,653)     $ 107,867
                                                   =========      ========      ========      =========      =========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                      APRIL 1, 2000
                                                                       WHOLLY
                                                                        OWNED      NON-GUARANTOR
                                                       COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                      ---------     -------------  ------------   ------------    ------------
                                                                     (IN THOUSANDS)

                                                                         ASSETS

CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                          $     188       $     --       $    526       $      --       $     714
   Accounts receivable, net                              23,904          1,058          6,209              --          31,171
   Inventories                                           31,975             --          3,888              --          35,863
   Prepaid expenses and other current assets                250             14            307              --             571
   Deferred tax assets                                    3,743             --             --              --           3,743
                                                      ---------       --------       --------       ---------       ---------
       Total current assets                              60,060          1,072         10,930              --          72,062

PROPERTY, PLANT AND EQUIPMENT, NET                       18,446             12          1,495              --          19,953
OTHER ASSETS                                             44,459             --          2,137         (20,444)         26,152
                                                      ---------       --------       --------       ---------       ---------
                                                      $ 122,965       $  1,084       $ 14,562       $ (20,444)      $ 118,167
                                                      =========       ========       ========       =========       =========


                                                                      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Borrowings under revolving note payable            $  18,575       $     --       $     --       $      --       $  18,575
   Redeemable preferred stock of a                                                                                      1,000
      subsidiary                                          1,000             --             --              --
   Current maturities of long-term
      obligations                                           797             --            351              --           1,148
   Accounts payable                                      20,919             64          1,201              --          22,184
   Accrued expenses                                      21,513            752          1,747              --          24,012
   Due (from) to affiliate                                   --          6,367         10,075         (16,442)             --
                                                      ---------       --------       --------       ---------       ---------
      Total current liabilities                          62,802          7,183         13,374         (16,442)         66,919

10 3/4% SENIOR NOTES                                     75,000             --             --              --          75,000

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                        2,135             --            193              --           2,328

      Preferred stock                                    32,650                            --                          32,650
      Shareholders' equity
      (deficit)                                         (49,624)        (6,099)           995          (4,002)        (58,730)
                                                      ---------       --------       --------       ---------       ---------
                                                      $ 122,965       $  1,804       $ 14,562       $ (20,444)      $ 118,167
                                                      =========       ========       ========       =========       =========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION



                                                                         THREE MONTHS ENDED
                                             ------------------------------------------------------------------------
                                                                            APRIL 3, 1999
                                             ------------------------------------------------------------------------
                                                          MOSTLY OWNED    NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                             --------     ------------    ------------    -------------   ------------
                                                                           (IN THOUSANDS)
                                                                CONSOLIDATED CONDENSED BALANCE SHEETS

Net sales                                    $ 33,738        $ 1,677        $ 6,066           $ --           $ 41,481
Cost of goods sold                             19,448          1,532          2,834             --             23,814
                                             --------        -------        -------           ----           --------

Gross profit                                   14,290            145          3,232             --             17,667
Operating expenses                             12,447          1,046          2,677             --             16,170
                                             --------        -------        -------           ----           --------

Loss from operations                            1,843           (901)           555             --              1,497
Interest expense                               (2,226)           (84)           (32)            --             (2,342)
Other income (expense), net                       246             30           (226)            --                 50
Equity in (losses) earnings of
   consolidated subsidiaries                     (599)            --             --            684                 85
                                             --------        -------        -------           ----           --------

(Loss) income before income tax expense
   and dividends and accretion on
   preferred stock                               (736)          (955)           297            684               (710)
Income tax expense                                 --             --             --             --                 --
                                             --------        -------        -------           ----           --------

Net (loss) income before dividends and
   accretion on preferred stock                  (736)          (955)           297            684               (710)
Dividends and accretion on preferred stock        718             --             --             --                718
                                             --------        -------        -------           ----           --------
Net loss applicable to common                $ (1,454)       $  (955)       $   297           $684           $ (1,428)
                                             ========        =======        =======           ====           ========
shareholders


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION



                                                                THREE MONTHS ENDED APRIL 1, 2000
                                                ---------------------------------------------------------------------
                                                              WHOLLY
                                                              OWNED       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                --------   ------------   -------------   ------------   ------------
                                                                              (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                       $ 35,734       $ 740       $ 6,054          $   --         $ 42,528
Cost of goods sold                                20,105         821         2,655              --           23,581
                                                --------       -----       -------           -----         --------

    Gross profit                                  15,629         (81)        3,399              --           18,947

Operating expenses                                12,711         680         2,642              --           16,033
Restructuring charges                              2,500          --            --              --            2,500
                                                --------       -----       -------           -----         --------

    Income (loss) from operations                    418        (761)          757              --              414

Interest expense                                  (2,483)        (30)          (84)             --           (2,597)
Other income (expense), net                          387          43          (379)             --               51
Equity in income of subsidiaries                      --          --            --              --               --
                                                --------       -----       -------           -----         --------

    Income (loss) before income tax
    Expense and dividends and
    Accretion on preferred stock                  (1,678)       (748)          294              --           (2,132)

Income tax expense                                    --          --            --              --
                                                --------       -----       -------           -----         --------

Net (loss) income before dividends and
    accretion on preferred stock                  (1,678)       (748)          294              --           (2,132)

Dividends and accretion on preferred stock           787          --            --              --              787
                                                --------       -----       -------           -----         --------

    Net income (loss) applicable to
    Common shareholders                         $ (2,465)      $(748)      $   294           $  --         $ (2,919)
                                                ========       =====       =======           =====         ========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                    THREE MONTHS ENDED
                                           ---------------------------------------------------------------------
                                                                       APRIL 3, 1999
                                           ---------------------------------------------------------------------
                                                        MOSTLY OWNED   NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                           --------     ------------   -------------  ------------  ------------
                                                                        (IN THOUSANDS)
                                                         CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities       $(11,418)      $ 1,063       $  (110)         $    --     $(10,465)
Cash flows from Investing activities:
   Purchase of property, plant
      and equipment                          (1,373)           --          (762)                       (2,135)
   Advance to affiliates                        870            --            --             (870)          --
   Other investing activities                  (313)          (13)           25               --         (301)
                                           --------       -------       -------          -------     --------

   Net cash (used in) provided by
      investing activities                     (816)          (13)         (737)            (870)      (2,436)
                                           --------       -------       -------          -------     --------
Cash flows from financing activities:
   Net borrowings under revolving
      note payable                           12,585            --            --               --       12,585
   Payments on long-term obligations
      And Deferred compensation                 (19)           --            --               --          (19)
   Due to (from) affiliates                      --        (1,142)          272              870           --
   Other financing activities                  (155)           --            --               --         (155)
                                           --------       -------       -------          -------     --------

   Net cash provided by (used in)
      financing activities                   12,411        (1,142)          272              870       12,411
                                           --------       -------       -------          -------     --------

   Net (decrease) increase in cash              177           (92)         (575)              --         (490)
Cash and cash equivalents,
   beginning of period                          134           104         1,969               --        2,207
                                           --------       -------       -------          -------     --------

Cash and cash equivalents,
    end of period                          $    311       $    12       $ 1,394          $    --     $  1,717
                                           ========       =======       =======          =======     ========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                    THREE MONTHS ENDED
                                            ----------------------------------------------------------------------
                                                                       APRIL 1, 2000
                                            ----------------------------------------------------------------------
                                                       WHOLLY OWNED   NON-GUARANTOR
                                            COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                            -------    ------------   -------------   ------------    ------------
                                                                             (IN THOUSANDS)
                                                                CONSOLIDATED CONDENSED BALANCE SHEETS

Cash flows from operating activities        $   488       $(806)      $(5,967)          $    --           $(6,285)
Cash flows from Investing activities:
   Purchase of property, plant and
       equipment                             (2,161)                     (398)                             (2,559)
   Advance to affiliates                     (5,933)         --            --             5,933                --
   Other investing activities                   264          --          (425)               --              (161)
                                            -------       -----       -------           -------           -------
   Net cash (used in) provided by
      investing activities                   (7,830)         --          (823)            5,933            (2,720)
                                            -------       -----       -------           -------           -------
Cash flows from financing activities:
   Net borrowings under revolving
      note payable                            7,575          --            --                --             7,575
   Payments on long-term obligations
      and Deferred compensation
                                               (142)         --            (3)               --              (145)
   Due to (from) affiliates                      --         798         5,135            (5,933)               --
                                            -------       -----       -------           -------           -------
      Net cash provided by (used in)
         financing activities                 7,433         798         5,132            (5,933)            7,430
                                            -------       -----       -------           -------           -------
       Net increase (decrease) in cash           91          (8)       (1,658)               --            (1,575)
Cash and cash equivalents,
   beginning of period                           97           8         2,184                --             2,289
                                            -------       -----       -------           -------           -------
Cash and cash equivalents,
    end of period                           $   188       $  --       $   526           $    --           $   714
                                            =======       =====       =======           =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These risks and uncertainties include the substantial leverage of the Company, customer concentration and consolidation, dependence on licensed brands, a single site distribution facility, operating in international economies, unpredictability of discretionary consumer spending, competition, susceptibility to changing consumer preferences and obtaining full benefits from the new information system. The following discussion and analysis of financial condition and results from operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere.

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

    When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. The agreements typically do not contain required minimum sales volumes but may provide for termination penalties equal to the Company's unamortized cost of product displays provided to the customer. The Company believes its relationships with retailers are dependent upon its ability to efficiently utilize allocated floor space to generate satisfactory returns for its customers. To meet this end, the Company strives to consistently deliver competitively priced products and service programs, which provide retailers with attractive gross margins and inventory turnover rates. The Company has historically retained customers from year to year, although retailers may drop or add product lines supplied by the Company. Generally, customer loss has been attributable to such customer going out of business or being acquired by a company which does not carry the Company's product line or has prior relationships with a competitor of the Company.

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

    Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $30 or less. Net sales of the Company's optical products accounted for approximately 70.0% and 53.6% of the Company's net sales for the three months ended April 1, 2000 and April 3,1999, respectively. Net sales of the Company's costume jewelry accounted for approximately 27.2% and 37.0% of the Company's net sales for the three months ended April 1, 2000 and April 3, 1999, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

    Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 77.6% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

    Operating Expenses. Operating expenses are comprised primarily of payroll and occupancy costs related to the Company's selling, general and administrative activities as well as depreciation and amortization. The Company incurs various costs in connection with the acquisition of new customers and new stores for existing customers, principally the cost of new product display fixtures and costs related to the purchase of the customer's existing inventory. The Company makes substantial investments in the design, production and installation of display fixtures in connection with establishing and maintaining customer relationships. The Company capitalizes the production cost of these display fixtures as long as it retains ownership of them. These costs are amortized to selling expense on a straight-line basis over their estimated useful life, which is one to three years. If the Company does not retain title to the displays, the display costs are expensed as shipped. During the three months ended April 1, 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which will be paid over a two-year period.

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $88,000 and $147,000 for the three months ended April 1, 2000 and April 3, 1999, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 3, 1999, the Company capitalized approximately $61,000 of these costs. The Company did not capitalize any of these costs during the three months ended April 1, 2000. Amortization expense for the three months ended April 1, 2000 and April 3, 1999 related to previously capitalized costs was approximately $320,000 and $296,000, respectively.

    Dividends and Accretion on Preferred Stock. The Company has 43,700 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") outstanding, of which 34,200 were issued in May 1996 for gross proceeds of $18.0 million, and an additional 9,500 shares were issued for gross proceeds of $5.0 million in connection with the December 1996 acquisition of Foster Grant Group US and related companies. Beginning on June 30, 2002, shares of the Series A Preferred Stock are redeemable at the option of the holder for an amount equal to the original issue price plus accrued and unpaid dividends yielding a 10% compounded annual rate of return, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Articles of Incorporation) is outstanding. Net loss applicable to common shareholders represents net loss less accretion of original issuance costs and cumulative dividends due on the Series A Preferred Stock.

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, before the restructure charge of $2.5 million, was approximately $6.0 million and $4.8 million for the three months ended April 1, 2000 and April 3, 1999, respectively. The increase before the restructure charge of $1.2 million or 20% is principally due to the increase in operating income. EBITDA, after the restructure charge was $3.5 million for the three months ended April 1, 2000.

    Net income before dividends and accretion on preferred stock, excluding the restructure charge was $0.4 million for the three months ended April 1, 2000 as compared to a net loss before dividends and accretion on preferred stock of $0.7 million for the three months ended April 3, 1999. Net loss before dividends and accretion on preferred stock, including the restructure charge was $2.1 million for the three months ended April 1, 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:


                                                                   THREE MONTHS ENDED
                                                                 ----------------------
                                                                 APRIL 3,      APRIL 1,
                                                                   1999         2000
                                                                 -------       --------
Net sales                                                         100.0%       100.0%
Cost of goods sold                                                 57.4         55.4
                                                                  -----        -----
Gross profit                                                       42.6         44.6
Operating expenses, excluding restructuring charges                39.0         37.7
Restructuring charges                                                --          5.9
                                                                  -----        -----

Income from operations                                              3.6          1.0
Interest expense                                                   (5.6)        (6.1)
Other income, net                                                   0.3          0.1
                                                                  -----        -----
Loss before taxes and dividends and
   accretion on preferred Stock                                    (1.7)        (5.0)
Income tax expense                                                   --           --
                                                                  -----        -----
Net loss before dividends and
   accretion on preferred stock                                    (1.7)        (5.0)
Dividends and accretion on preferred stock                          1.7          1.9
                                                                  -----        -----
Net loss applicable to common shareholders                         (3.4)%       (6.9)%
                                                                  =====        =====



THREE MONTHS ENDED APRIL 1, 2000 COMPARED TO THREE MONTHS ENDED APRIL 3, 1999

    Net Sales. Consolidated net sales were $42.5 million for the three months ended April 1, 2000 as compared to $41.5 million for the three months ended April 3, 1999, an increase of $1.0 million. Sales of optical products increased in all retail segments, partially offset by a planned de-emphasis on watches, clocks, and certain other accessory lines, as well as planned reductions in jewelry, principally related to a change in the terms of service with a significant customer in the mass merchandiser channel.

    Gross Profit. Gross profit was $18.9 million for the three months ended April 1, 2000 as compared to $17.7 million for the three months ended April 3, 1999. Gross profit as a percentage of net sales increased to 44.6% for the three months ended April 1, 2000 from 42.6% for the three months ended April 3, 1999. The $1.3 million or 7.2% increase is related primarily to the shift of sales towards optical and the shift within optical to higher margin products.

    Operating Expenses. Operating expenses were $16.0 million, before the restructure charge of $2.5 million for the three months ended April 1, 2000 as compared to $16.2 million for the three months ended April 3, 1999, a decrease of 0.8% or $137,000. Decreases occurred throughout the Company and represent continued attention to expense control. Operating expenses after the restructure charge were $18.5 million. This charge reflects an accrual for severance payments due to three executives, which will be paid over a two-year period through fiscal 2002.

    Interest Expense. Interest expense was $2.6 million for the three months ended April 1, 2000 as compared to $2.3 million for the three months ended April 3, 1999, an increase of 10.9% or $255,000. This resulted from additional borrowings under the Company's credit facilities to fund operations during 1999 as well as to fund increased purchases of optical products related to increased shipments as compared to the prior year.

    Income Tax. No income tax expense or benefit was recorded for the three months ended April 1, 2000 and April 3, 1999.

    Net Income (Loss). As a result of the factors discussed above, net income before dividends and accretion on preferred stock, excluding the restructure charge was $0.4 million for the three months ended April 1, 2000 as compared to net loss before dividends and accretion on preferred stock of $0.7 million for the three months ended April 3, 1999, an increase of $1.1 million in earnings. Net loss before dividends and accretion on preferred stock, after the restructure charge was $2.1 million for the three months ended April 1, 2000.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the restructure charge was $0.4 million for the three months ended April 1, 2000 as compared to a loss of $1.4 million for the three months ended April 3, 1999, a decrease of $1.0 million. The decrease is attributable to the $1.1 million increase in earnings offset by an increase of $69,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends. Net loss applicable to common shareholders after the restructure charge was $2.9 million for the three months ended April 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

    At April 1, 2000, the Company had cash and cash equivalents of $0.7 million and working capital of $5.1 million as compared to $2.3 million and $7.4 million respectively at January 1, 2000. The decline in cash and cash equivalents is due to the Company's enhanced focus on utilizing worldwide cash reserves to fund payments on its Senior Credit Facility. The decline in working capital was driven by continued focus on reductions in inventory and receivables.

    The Company used $6.3 million of cash in operations during the three months ended April 1, 2000 compared to a use of $10.5 million during the three months ended April 3, 1999. The decrease in cash used resulted principally from payments in the quarter ended April 3, 1999 on accounts payable and accrued expenses related to legal settlements, royalties and the timing of inventory purchases.

    The Company used $2.7 million in investing activities during the three months ended April 1, 2000 compared to a use of $2.4 million during the three months ended April 3, 1999. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases.

    The Company generated $7.4 million from financing activities during the three months ended April 1, 2000 compared to $12.4 million during the three months ended April 3, 1999. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable.

    The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at April 1, 2000 of $32.7 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The $75.0 million 10 3/4% Senior Notes due 2006 (the "Notes") constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

    In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, Foster Grant Holdings, Inc. (FG Holdings) issued 100 shares of FG Preferred Stock, which were redeemable for $1.0 million on February 28, 2000. The $1.0 million was paid on April 3, 2000. The former holder of the FG Preferred Stock is entitled to receive an additional payment of between $2.5 million and $3.0 million, depending upon transaction value, in the event of an initial public offering, merger or similar transaction, or private placement of securities representing more than 50% of the Company's capital stock, at a specified valuation.

    The Company has substantial indebtedness and significant debt service obligations. As of April 1, 2000, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $97.0 million. The Company had current liabilities of approximately $66.9 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $8.1 million, minimum royalty obligations over the next two years of approximately $3.3 million and minimum payments under its operating leases of approximately $626,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

    The Company has up to $10.5 million available for borrowings under the Senior Credit Facility as of April 1, 2000. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. On March 24, 2000, the Company entered into a second amendment to the Senior Credit Facility which modified the financial covenants and waived non-compliance with the prior covenants. As of April 1, 2000, the Company is in compliance with the financial covenants, as modified.

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

SEASONALITY AND QUARTERLY INFORMATION

    Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the first half of the fiscal year as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's working capital requirements grow throughout the first half of the year to fund purchases and accounts receivable. In the second half of the year, the Company's working capital requirements decrease as accounts receivable are collected and inventory purchases decline relative to first half needs.

YEAR 2000

    Prior to January 1, 2000, many computer experts had predicted wide-spread problems related to computer programs' inability to process dates after December 31, 1999. During fiscal 1999, to accommodate the Company's growth, AAi implemented a new information management system which is Year 2000 compliant. The Company has not, and does not expect to incur any significant further expenses related to the Year 2000 issue. The Company anticipates that additional expenditures will be necessary to achieve the full benefit of its information system unrelated to the Year 2000 issue, but cannot quantify those costs at this time. To date, the Company has not experienced any significant operating problems or product failures as a result of Year 2000 issues with its vendors, service providers, or customers.

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

    The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At April 1, 2000, 100% of the carrying values of the Company's long-term debt were at fixed interest rates.

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the three months ended April 1, 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company has not been materially impacted by the introduction of the Euro dollar.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1    Financial Data Schedule

    (b) Report on Form 8-K

    The registrant filed no reports on form 8-K during the quarter ended April 1, 2000.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               AAi.FosterGrant, Inc. (Registrant)

Dated: May 15, 2000            /s/ Gerald F. Cerce
                               --------------------------------
                               Gerald F. Cerce
                               Chairman of the Board

Dated: May 15, 2000            /s/ John R. Ranelli
                               --------------------------------
                               John R. Ranelli
                               Director, President, and Chief Executive Officer
                               (Principal Executive Officer)

Dated: May 15, 2000            /s/ Mark D. Kost
                               --------------------------------
                               Mark D. Kost
                               Chief Financial Officer
                               (Principal Financial Officer)