Form 10-Q
period 2000-07-01
AAI FOSTERGRANT INC
filed 2000-08-15
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 1, 2000.

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

                          500 GEORGE WASHINGTON HIGHWAY
                              SMITHFIELD, RI 02917
               (Address of principal executive offices) (Zip code)

                                 (401) 231-3800
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X] NO:

    As of August 11, 2000, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

    As of August 11, 2000, 608,000 shares of Common Stock , 43,700 shares of Series A Preferred Stock and 27,500 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
PART I. - FINANCIAL INFORMATION

      ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                Consolidated Condensed Balance Sheets as of
                January 1, 2000 and July 1, 2000                             3

                Consolidated Condensed Statements of Operations
                for the three and six months ended July 3, 1999
                and July 1, 2000                                             4

                Consolidated Condensed Statements of Cash Flows for
                the six months ended July 3, 1999 and July 1, 2000           5

                Notes to Consolidated Condensed Financial Statements        6-16

      ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          17-22

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk     22

PART II - OTHER INFORMATION

      ITEM 1. Legal Proceedings                                              23
      ITEM 2. Changes in Securities and Use of Proceeds                      23
      ITEM 3. Defaults Upon Senior Securities                                23
      ITEM 4. Submission of Matters to a Vote of Security Holders            23
      ITEM 5. Other Information                                              23
      ITEM 6. Exhibits and reports on Form 8-K                               24

SIGNATURES                                                                   25

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In thousands, except share and per share data)



                                                   ASSETS                           JANUARY 1,     JULY 1,
                                                                                      2000         2000
                                                                                    ----------   ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                        $   2,289    $   1,785
   Accounts receivable less reserves of approximately
    $12,804 and $10,643                                                                22,231       28,778
   Inventories                                                                         33,025       38,070
   Prepaid expenses and other current assets                                              794          425
   Deferred tax assets                                                                  3,743        2,500
                                                                                    ---------    ---------
       Total current assets                                                            62,082       71,558
                                                                                    ---------    ---------
Property, plant and equipment, net                                                     19,392       20,450
Intangible assets                                                                      13,486       13,158
Other assets                                                                            7,588        7,128
Deferred tax assets                                                                     5,319        3,529
                                                                                    ---------    ---------
       Total assets                                                                 $ 107,867    $ 115,823
                                                                                    =========    =========

                                   LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                          $  11,000    $  19,564
   Redeemable preferred stock of a subsidiary                                           1,000           --
   Current maturities of long-term obligations                                            902          673
   Deferred compensation - current portion                                                 10           11
   Accounts payable                                                                    16,414       22,671
   Accrued expenses                                                                    23,253       22,479
   Accrued income taxes                                                                 2,104        2,250
                                                                                    ---------    ---------
       Total current liabilities                                                       54,683       67,648
                                                                                    ---------    ---------

10 3/4% series B senior notes due 2006                                                 75,000       64,250
Long-term obligations - less current maturities                                           420        3,501
Deferred compensation - less current portion                                            1,662        1,423
Series A  redeemable convertible Preferred stock, $.01 par value --
   Authorized -- 200,000 shares
   Designated, issued and outstanding -- 43,700 shares stated at
    redemption value                                                                   31,864       33,452
Series B redeemable Preferred stock, $.01 par value --
   Authorized -- 75,000 shares
   Designated, issued and outstanding - 27,500 shares stated at redemption value           --          367

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value -- authorized --
          4,800,000 shares issued and outstanding -- 608,000 shares                         6            6
      Additional paid-in capital                                                          270          270
      Accumulated other comprehensive loss                                               (122)        (663)
      Accumulated deficit                                                             (55,916)     (54,431)
                                                                                    ---------    ---------
          Total shareholders' deficit                                                 (55,762)     (54,818)
                                                                                    ---------    ---------
Total liabilities and shareholders' deficit                                         $ 107,867    $ 115,823
                                                                                    =========    =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

                                                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                      ----------------------    ----------------------
                                                                        JULY 3,      JULY 1,      JULY 3,     JULY 1,
                                                                         1999         2000         1999        2000
                                                                      ---------    ---------    ---------    ---------
NET SALES                                                             $  45,616    $  45,707    $  87,097    $  88,235
COST OF GOODS SOLD                                                       26,757       25,529       50,745       49,111
                                                                      ---------    ---------    ---------    ---------
   Gross profit                                                          18,859       20,178       36,352       39,124

OPERATING EXPENSES:
   Selling                                                               13,267       12,062       24,796       23,505
   General and administrative                                             4,571        4,539        9,038        9,129
   Restructuring charge                                                      --           --           --        2,500
                                                                      ---------    ---------    ---------    ---------
      Income from operations                                              1,021        3,577        2,518        3,990
Interest expense                                                         (2,679)      (2,851)      (5,021)      (5,448)
Other (expense) income, net                                                (152)          94          (17)         145
                                                                      ---------    ---------    ---------    ---------
(Loss) income before income tax expense                                  (1,810)         820       (2,520)      (1,313)
Income tax expense                                                           --           43           --           43
                                                                      ---------    ---------    ---------    ---------
Net (loss) income before extraordinary items                             (1,810)         777       (2,520)      (1,356)
Extraordinary gain, net of $3.2 million in taxes                             --        4,429           --        4,429
                                                                      ---------    ---------    ---------    ---------
Net (loss) income before dividends and accretion on preferred stock      (1,810)       5,206       (2,520)       3,073

Dividends and accretion on preferred stock                                  737          801        1,455        1,588
                                                                      ---------    ---------    ---------    ---------
Net (loss) income applicable to common shareholders                   $  (2,547)   $   4,405    $  (3,975)   $   1,485
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 SIX MONTHS ENDED
                                                                              ---------------------
                                                                                JULY 3,     JULY 1,
                                                                                 1999        2000
                                                                              ---------    --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income before dividends and accretion on preferred stock    $ (2,520)    $  3,073
       Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                             5,878        6,039
       Extraordinary gain on early extinguishment of debt                           --       (4,429)
       Amortization of interest costs related to debt                              360          272
       Equity in earnings of investments in affiliates                             (84)          --
       Minority interest in income of consolidated subsidiary                       42           --
       Cumulative foreign currency translation adjustment                           42           --
       Changes in assets and liabilities, net of acquisitions -
         Accounts receivable                                                   (13,025)      (6,704)
         Inventories                                                             2,051       (5,164)
         Prepaid expenses and other current assets                                 218          212
         Deferred costs                                                           (106)        (230)
         Accounts payable                                                        2,563        6,116
         Accrued expenses                                                       (5,311)        (792)
         Accrued income taxes                                                      (21)          26
                                                                              --------     --------
                Net cash used in operating activities                           (9,913)      (1,581)
                                                                              --------     --------
   CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment                               (4,892)      (5,534)
       Increase in other assets                                                   (237)        (179)
                                                                              --------     --------
               Net cash used in investing activities                            (5,129)      (5,713)
                                                                              --------     --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings under revolving note payable                              14,728        8,564

       Proceeds from issuance of long-term debt                                     --        2,750

       Repurchase of 10 3/4% Series B Senior Notes due 2006                         --       (2,750)

       Payments on long term obligations and deferred compensation                (336)        (677)
       Redemption of Preferred Stock of a subsidiary                                --       (1,000)
                                                                              --------     --------

               Net cash provided by financing activities                        14,392        6,887
                                                                              --------     --------
       Effect of exchange rate changes on cash and cash equivelents                 --          (97)

   NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (650)        (504)
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,207        2,289
                                                                              --------     --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  1,557     $  1,785
                                                                              ========     ========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for-
         Interest                                                             $  4,532     $  5,355
                                                                              ========     ========
         Income taxes                                                         $      6     $     40
                                                                              ========     ========
   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
         Acquisition of equipment under capital lease obligations             $     --     $    557
                                                                              ========     ========
         Issuance of Series B Preferred Stock in connection with debt
           repurchase                                                         $     --          367
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

    (a) Interim Consolidated Condensed Financial Statements

    The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 1, 2000 as reported in the Company's 10-K filed with the SEC on March 31, 2000. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended July 1, 2000 may not be indicative of the results that may be expected for the year ending December 30, 2000, or for any other future period.

    (b) Revenue Recognition

    The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

    (c) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 1, 2000 and July 1, 2000 (in thousands):


                                                JANUARY 1,     JULY 1,
                                                   2000         2000
                                                ----------    --------
Finished goods..............................     $29,695      $ 35,287
Work-in-process and raw materials...........       3,330         2,783
                                                 -------      --------
                                                 $33,025      $ 38,070
                                                 =======      ========

    (d) Customer Acquisition Costs

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $225,000 and $372,000 for the three and six months ended July 1, 2000 and $199,000 and $284,000 for the three and six months ended July 3, 1999.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and six months ended July 3, 1999 the Company capitalized approximately $45,000 and $106,000 of these costs. The Company capitalized costs of approximately $230,000 during the three and six months ended July 1, 2000. Amortization expense related to these costs as well as previously capitalized costs was approximately $300,000 and $596,000 for the three and six months ended July 3, 1999 and $339,000 and $659,000 for the three and six months ended July 1, 2000.

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

    The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. Accounts receivable and inventory of the Company and its domestic subsidiaries secure the bank credit facility. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At July 1, 2000 management believes the Company was in compliance with these covenants.

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

     In June 2000, the Company repurchased $10.75 million face value of the Notes for a purchase price of $2.75 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and guaranteed by certain preferred shareholders. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $4.4 million extraordinary gain, net of $3.2 million in taxes. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with this guarantee, 27,500 shares of Series B preferred stock were issued. The holders of Series B preferred stock are entitled to receive, prior and in preference to distribution of any assets of the Company with respect to any other series of preferred stock, common stock or other capital stock of the Company an amount per share equal to the sum of $6.67 multiplied by the number of six month periods, and fractions thereof, in the period during which the guarantee was outstanding. The Company has calculated the value of the Series B preferred stock to be $367,000 based on the assumption that the guarantee will be outstanding for one year. This amount is being amortized over the one year period as interest expense. If the guarantee is outstanding for a period beyond twelve months, the Company will assign additional value to the stock and amortize the related costs over the additional period of the guarantee.

Note 3 - Earnings Per Share

     During the quarter ended July 1, 2000, the Company decided to eliminate its earning per share disclosure. This decision was based on several factors including the Company does not have common stock or potential common stock that is traded in a public market, as required by SFAS No. 128, "Earnings Per Share", and the Company's common stock does not have a readily ascertainable fair market value.

Note 4 - Comprehensive Income (Loss)

    Comprehensive income for the three and six months ended July 1, 2000 was $4.7 million and $2.4 million, respectively, as compared to comprehensive loss for the three and six months ended July 3, 1999 of $1.6 million and $2.5 million, respectively. Differences between comprehensive income (loss) and income (loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 5 - Restructuring Charge

    In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002. Through July 1, 2000 severance benefits of approximately $39,000 were paid to one of the three executives.

                                Restructure Charge    Payments  Reserve Balance
         Description               April 1,2000       Q2 2000    July 1, 2000
         -----------            ------------------    --------   --------------

         Severance benefits           $2,500            ($39)         $2,461
                                      ======            =====         ======

Note 6 - New Accounting Standards

    In June 1999, FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB No. 133", which defers the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not expect adoption of this statement to have a significant impact on its consolidated financial position or results of operations.

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes", no later than the fourth quarter of fiscal 2000. The Company does not expect adoption of the guidance provided in SAB No. 101 to have a material impact on future operating results.

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company does not expect the adoption of this interpretation to have a significant impact on the accompanying financial statements.

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


                                                      CHAIN DRUG
     THREE MONTHS                                    STORES/COMBO
         ENDED                       MASS              STORES/
     JULY 3, 1999              MERCHANDISERS        SUPERMARKETS           VARIETY               OTHER                 TOTAL
---------------------          -------------        -------------          -------               ------               --------
Net sales                        $ 24,527              $11,849            $ 5,312              $3,928               $ 45,616
                                 ========              =======            =======              ======               ========
Segment (loss) profit            $ (1,235)             $ 1,143            $(1,159)             $ (407)              $ (1,658)
                                 =========             =======            =======              ======               ========



                                                     CHAIN DRUG
     THREE MONTHS                                   STORES/COMBO
         ENDED                     MASS                STORES/
     JULY 1, 2000              MERCHANDISERS        SUPERMARKETS           VARIETY              OTHER                 TOTAL
---------------------          -------------        ------------           --------             ------               --------
Net sales                        $ 27,492             $ 10,023             $  5,447             $2,745               $ 45,707
                                 ========             ========             ========             ======               ========
Segment profit                   $    467             $    187             $     47             $   24               $    725
                                 ========             ========             ========             ======               ========


                                                      CHAIN DRUG
      SIX MONTHS                                     STORES/COMBO
         ENDED                     MASS                 STORES/
     JULY 3, 1999              MERCHANDISERS         SUPERMARKETS          VARIETY               OTHER                 TOTAL
---------------------          -------------         ------------          --------             ------               --------
Net sales                        $ 50,782              $19,722             $10,725              $ 5,868              $ 87,097
                                 ========              =======             =======              =======              ========
Segment (loss) profit            $   (177)             $   874             $(1,941)             $(1,259)             $ (2,503)
                                 =========             =======             =======              =======              ========




                                                      CHAIN DRUG
      SIX MONTHS                                     STORES/COMBO
         ENDED                     MASS                STORES/
     JULY 1, 2000              MERCHANDISERS         SUPERMARKETS          VARIETY               OTHER                TOTAL
---------------------          -------------         ------------          --------              -----               --------
Net sales                        $ 51,147              $ 20,066            $ 12,750              $4,272              $ 88,235
                                 ========              ========            ========              ======              ========
Segment profit (loss)            $  1,402              $    910            $   (687)             $ (582)             $ (1,043)
                                 ========              ========            ========              ======              ========


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

    Segment profit (loss) differs from the profit (loss) before income tax expense and dividends and accretion on preferred stock by the amount of other income, restructure charge and extraordinary items which are not allocated by segment. The chief operating decision-maker does not review segment assets.



    Total assets specifically identifiable with each reportable segment are as follows:


                                                       JANUARY 1,    JULY 1,
                                                          2000        2000
                                                       ---------   ---------
Mass merchandisers                                     $  19,730   $  28,608
Chain drug stores/combo stores/supermarkets                3,495       9,088
Variety                                                    2,708       4,184
Other                                                      2,454       2,588
Unassigned assets                                         79,480      71,355
                                                       ---------   ---------
                                                       $ 107,867   $ 115,823
                                                       =========   =========

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

    Effective January 3, 1999, the assets of the Company's wholly owned guarantor subsidiaries (other than Fantasma) were transferred to the Company. Accordingly, the Company now performs all operations previously performed by these wholly owned guarantor subsidiaries, the results of which are included in the consolidating financial information for periods ending after such date. Effective September 1, 1999, the Company acquired 100% of the interests of Fantasma, which is included as a wholly owned subsidiary in the consolidating financial information for periods ending after such date.

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                         JANUARY 1, 2000
                                                -------------------------------------------------------------------
                                                               WHOLLY
                                                               OWNED     NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                --------    ------------  ------------  ------------   ------------
                                                                         (IN THOUSANDS)

                                                                            ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                    $     97        $    8       $ 2,184       $     --       $  2,289
   Accounts receivable, net                       16,303         2,427         3,501             --         22,231
   Inventories                                    28,743            --         4,282             --         33,025
   Prepaid expenses and other current
     assets                                          400            41           353             --            794
   Deferred tax assets                             3,743            --            --             --          3,743
                                                --------        ------       -------       --------       --------
       Total current assets                       49,286         2,476        10,320             --         62,082

PROPERTY, PLANT AND EQUIPMENT, NET                17,727            14         1,651             --         19,392
OTHER ASSETS                                      43,334            --         1,712        (18,653)        26,393
                                                --------        ------       -------      ---------       --------
       Total assets                             $110,347        $2,490       $13,683      $ (18,653)      $107,867
                                                ========        ======       =======      =========       ========


                                                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note
    payable                                     $ 11,000        $   --       $    --      $      --       $ 11,000
   Redeemable preferred stock of a
    subsidiary                                     1,000            --            --             --          1,000
   Current maturities of long-term
    obligations                                      569            --           343             --            912
   Accounts payable                               15,364           209           841             --         16,414
   Accrued expenses                               22,545         1,075         1,798            (61)        25,357
    Due (from) to affiliate                         (590)        5,569         4,940         (9,919)            --
                                                ---------       ------       -------      ---------       --------
      Total current liabilities                   49,888         6,853         7,922         (9,980)        54,683

10 3/4% SENIOR NOTES                              75,000            --            --             --         75,000

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES                                         1,878            --           204             --          2,082

      Preferred stock                             31,864                          --                        31,864
      Shareholders' (deficit) equity             (48,283)       (4,363)        5,557         (8,673)       (55,762)
                                                --------        ------       -------      ---------       --------
      Total liabilities and shareholders'
        (deficit) equity                        $110,347        $2,409       $13,683      $ (18,653)      $107,867
                                                ========        ======       =======      =========       ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION



                                                                          JULY  1, 2000
                                                  ------------------------------------------------------------------
                                                                 WHOLLY
                                                                 OWNED    NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ---------  ------------ -------------  ------------   ------------
                                                                          (IN THOUSANDS)

                                                                              ASSETS
CONSOLIDATING BALANCE SHEETS
   CURRENT ASSETS:
   Cash and cash equivalents                      $      76      $   --      $ 1,709      $     --        $  1,785
   Accounts receivable, net                          21,969         783        6,027            --          28,778
   Inventories                                       34,439          --        3,630            --          38,069
   Prepaid expenses and other current assets            220          45          159            --             425
   Deferred tax assets                                3,743          --           --            --           3,743
                                                  ---------      ------      -------      --------        ---------
      Total current assets                           60,448         828       11,524            --          72,801

PROPERTY, PLANT AND EQUIPMENT, NET                   18,769          10        1,671            --          20,450
OTHER ASSETS                                         40,719          --        1,379       (19,526)         22,572
                                                  ---------      ------      -------      --------        ---------
      TOTAL ASSETS                                $ 119,936      $  838      $14,575      $(19,526)       $115,823
                                                  =========      ======      =======      ========        =========

                                                            LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable        $  19,564      $   --      $    --      $     --        $ 19,564
   Current maturities of long-term
      obligations                                       476          --          208            --             684

   Accounts payable                                  20,721          --        1,951            --          22,671

   Accrued expenses                                  22,921         693        1,114            --          24,729
   Due to (from) affiliate                             (985)      6,974        9,538       (15,527)             --
                                                  ----------     ------      -------      --------        --------
      Total current liabilities                      62,697       7,667       12,811       (15,527)         67,648

10 3/4% SENIOR NOTES                                 64,250          --           --            --          64,250

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                    4,669          --          255            --           4,924

      Preferred stock                                33,819          --           --            --          33,819
      Shareholders' (deficit) equity                (45,498)     (6,829)       1,509        (3,999)        (54,818)
                                                  ---------      ------      -------      --------        --------
      Total liabilities and shareholders'
        (deficit) equity                          $ 119,936      $  838      $14,575      $(19,526)       $ 115,823
                                                  =========      ======      =======      ========        =========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                           SIX MONTHS ENDED
                                                 ---------------------------------------------------------------------
                                                                             JULY 3, 1999
                                                 ---------------------------------------------------------------------
                                                             MOSTLY OWNED   NON-GUARANTOR
                                                 COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 -------     ------------    ------------   ------------  ------------
                                                                          (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                        $ 71,687       $  2,844       $ 12,566       $     --       $ 87,097
Cost of goods sold                                 41,906          3,010          5,829             --         50,745
                                                 --------       --------       --------       --------       --------

    Gross profit                                   29,781           (166)         6,737             --         36,352

Operating expenses                                 26,056          2,302          5,476             --         33,834
Restructuring charge                                   --             --             --             --             --
                                                 --------       --------       --------       --------       --------

    Income (loss) from operations                   3,725         (2,468)         1,261             --          2,518

Interest expense                                   (4,731)          (153)          (137)            --         (5,021)
Other income (expense), net                           421            (24)          (498)        (1,988)          (101)
Equity in earnings (losses) of consolidated
   subsidiaries                                     2,072             --             --             --             84
                                                 --------       --------       --------       --------       --------


    Income (loss) before income tax expense
        and  dividends and accretion and
        preferred stock                             1,487         (2,645)           626         (1,988)        (2,520)

Income tax expense                                     --             --             --             --             --
                                                 --------       --------       --------       --------       --------
Net  income (loss) before dividends and
  accretion on preferred stock                      1,487         (2,645)           626         (1,988)        (2,520)
Dividends and accretion on preferred stock          1,455             --             --             --          1,455
                                                 --------       --------       --------       --------       --------
    Net income (loss) applicable to common
     shareholders                                $     32       $ (2,645)      $    626       $ (1,988)      $ (3,975)
                                                 ========       ========       ========       ========       ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                     SIX  MONTHS ENDED
                                             ---------------------------------------------------------------------
                                                                       JULY 1, 2000
                                             ---------------------------------------------------------------------
                                                        WHOLLY OWNED   NON-GUARANTOR
                                             COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                             -------    ------------   -------------   ------------   ------------
                                                                  (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                    $ 73,681       $  1,396       $ 13,159       $     --       $ 88,235
Cost of goods sold                             41,750          1,705          5,656             --         49,111
                                             --------       --------       --------       --------       --------

Gross profit (loss)                            31,931           (309)         7,503             --         39,124

Operating expenses
                                               26,319          1,176          5,139             --         32,634
Restructuring charge                            2,500             --             --             --          2,500
                                             --------       --------       --------       --------       --------

Income (loss)  from operations                  3,111         (1,485)         2,365             --          3,990
Interest expense                               (5,144)           (30)          (274)            --         (5,448)
Other income (expense), net                       785             38           (678)            --            145
Equity in (losses) earnings of
  consolidated subsidiaries                       (65)            --             --             65             --
                                             --------       --------       --------       --------       --------

(Loss) income before income tax expense
and dividends and accretion on
  preferred stock                              (1,313)        (1,477)         1,413             65         (1,313)

Income tax expense                                 43              1             --             --            (43)
                                             --------       --------       --------       --------       --------

Net (loss) income before extraordinary         (1,356)        (1,478)         1,413             --         (1,356)
gain
Extraordinary gain, net of tax                  4,429             --             --             65          4,429
                                             --------       --------       --------       --------       --------
Net income (loss) before dividends and
  accretion on preferred stock                  3,073         (1,478)         1,413             65          3,073
Dividends and accretion on
preferred  stock                                1,588             --             --             --          1,588
                                             --------       --------       --------       --------       --------
Net income (loss) applicable to common
shareholders                                 $  1,485       $ (1,478)      $  1,413       $     65       $  1,485
                                             ========       ========       ========       ========       ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                              SIX MONTHS ENDED
                                                   -----------------------------------------------------------------------
                                                                                 JULY 3,1999
                                                   -----------------------------------------------------------------------
                                                                MOSTLY OWNED    NON-GUARANTOR
                                                    COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   --------     ------------    -------------  ------------   ------------
                                                                               (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities                $ (9,701)      $    (75)      $   (137)      $     --       $ (9,913)
Cash flows from Investing activities:
   Purchase of property, plant and equipment          (3,863)            --         (1,029)            --         (4,892)
   Advance to affiliates                                (323)            --             --            328             --
   Other investing activities                           (460)           (12)           235             --           (237)
                                                    --------       --------       --------       --------       --------

   Net cash (used in) provided by investing
     activities                                       (4,651)           (12)          (794)           328         (5,129)
                                                    --------       --------       --------       --------       --------


Cash flows from financing activities:
   Net borrowings under revolving note payable        14,446             --            282             --         14,728
   Payments on long-term obligations and
    Deferred compensation                               (196)            --           (140)            --           (336)
   Due to (from) affiliates                               --             --            328           (328)            --
                                                    --------       --------       --------       --------       --------

      Net cash provided by (used in)
       financing activities                           14,250             --            470           (328)        14,392
                                                    --------       --------       --------       --------       --------


       Net (decrease) increase in cash                  (102)           (87)          (461)            --           (650)
Cash and cash equivalents, beginning of period           134            104          1,969             --          2,207
                                                    --------       --------       --------       --------       --------

Cash and cash equivalents, end of period            $     32       $     17       $  1,508       $     --       $  1,557
                                                    ========       ========       ========       ========       ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                                SIX MONTHS ENDED
                                                  -----------------------------------------------------------------------------
                                                                                  JULY 1, 2000
                                                  -----------------------------------------------------------------------------
                                                               WHOLLY OWNED        NON-GUARANTOR
                                                   COMPANY     SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                  ---------    -------------       ------------     ------------   ------------
                                                                                   (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities              $ (1,643)       $(1,413)         $ 1,475           $   --         $ (1,581)

Cash flows from Investing activities:
   Purchase of property, plant and
     equipment                                      (4,775)            --             (759)              --           (5,534)
   Advance to affiliates                              (395)            --               --              395               --
   Other investing activities                         (179)            --               --               --             (179)
                                                  --------        -------          -------           ------         --------
   Net cash (used in) provided by
     investing activities                           (5,349)            --             (759)             395           (5,713)
                                                  --------        -------          -------           ------         --------
Cash flows from financing activities:
   Net borrowings under revolving note
    payable                                          8,564             --               --               --            8,564
   Proceeds from issuance of long-term
     debt                                            2,750             --               --               --            2,750
   Repurchase of 10 3/4% Series B
     Senior Notes due 2006                          (2,750)            --               --               --           (2,750)
   Payments on long-term obligations and
     deferred compensation                            (593)            --              (84)              --             (677)
   Redemption of Series A Preferred Stock           (1,000)            --               --               --           (1,000)
   Due to (from) affiliates                             --          1,405           (1,010)            (395)              --
                                                  --------        -------          -------           ------         --------
   Net cash provided by financing
    activities                                       6,971          1,405           (1,094)            (395)           6,887
                                                  --------        -------          -------           ------         --------
   Net (decrease) in cash                              (21)            (8)            (475)              --             (504)
   Exchange rate effect on cash                         --             --              (97)              --              (97)
Cash and cash equivalents, beginning of
  period                                                97              8            2,184               --            2,289
                                                  --------        -------          -------           ------         --------
Cash and cash equivalents, end of period          $     76        $    --           $1,709           $   --         $  1,785
                                                  ========        =======          =======           ======         ========

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

    Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $30 or less. Net sales of the Company's optical products accounted for approximately 71.5% and 54.9% of the Company's net sales for the six months ended July 1, 2000 and July 3,1999, respectively. Net sales of the Company's costume jewelry accounted for approximately 25.4% and 36.7% of the Company's net sales for the six months ended July 1, 2000 and July 3, 1999, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

    Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 79.2% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

    Operating Expenses. Operating expenses are comprised primarily of payroll and occupancy costs related to the Company's selling, general and administrative activities as well as depreciation and amortization. The Company incurs various costs in connection with the acquisition of new customers and new stores for existing customers, principally the cost of new product display fixtures and costs related to the purchase of the customer's existing inventory. The Company makes substantial investments in the design, production and installation of display fixtures in connection with establishing and maintaining customer relationships. The Company capitalizes the production cost of these display fixtures as long as it retains ownership of them. These costs are amortized to selling expense on a straight-line basis over the estimated useful life of these fixtures, which is one to three years. If the Company does not retain title to the displays, the display costs are expensed as shipped. During the six months ended July 1, 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which will be paid over a two-year period.

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $199,000 and $284,000, respectively for the three and six months ended July 1, 2000 and $225,000 and $372,000, respectively, for the three and six months ended July 3, 1999.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and six months ended July 3, 1999, the Company capitalized approximately $45,000 and $106,000 of these costs, respectively. The Company capitalized costs of approximately $230,000 during the three and six months ended July 1, 2000. Amortization expense related to the costs as well as previously capitalized costs was approximately $339,000 and $659,000, for the three and six months ended July 1, 2000, respectively and $300,000 and $596,000, for the three and six months ended July 3, 1999, respectively.

    Dividends and Accretion on Preferred Stock. The Company has 43,700 shares of Series A Redeemable Convertible Preferred Stock ("Series A Preferred Stock") outstanding, of which 34,200 were issued in May 1996 for gross proceeds of $18.0 million, and an additional 9,500 shares were issued for gross proceeds of $5.0 million in connection with the December 1996 acquisition of Foster Grant Group US and related companies. Beginning on June 30, 2002, shares of the Series A Preferred Stock are redeemable at the option of the holder for an amount equal to the original issue price plus accrued and unpaid dividends yielding a 10% compounded annual rate of return, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Articles of Incorporation) is outstanding. Net income (loss) applicable to common shareholders represents net income (loss) less accretion of original issuance costs and cumulative dividends due on the Series A Preferred Stock.

    Extraordinary Gain. In June 2000 the Company repurchased $10.75 million face value of the Notes for a purchase price of $2.75 million. As a result of this transaction, the Company recognized a $4.4 million extraordinary gain, net of $3.2 million in taxes. See further discussion in "Liquidity and Capital Resources".

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, before the restructuring charge of $2.5 million and the extraordinary gain of $4.4 million was approximately $6.7 million and $12.7 million for the three and six months ended July 1, 2000, respectively, as compared to $3.5 million and $8.4 million for the three and six months ended July 3, 1999, respectively. The year-to-date increase before the restructuring charge and extraordinary gain of $4.3 million or 51% is principally due to the increase in operating income. Year-to-date EBITDA, after the restructuring charge and extraordinary gain was $10.2 million for the six months ended July 1, 2000.

    Net income before dividends and accretion on preferred stock, excluding the restructuring charge and extraordinary gain was $0.8 million and $1.1 million for the three and six months ended July 1, 2000 as compared to a net loss before dividends and accretion on preferred stock of $1.8 million and $2.5 million for the three and six months ended July 3, 1999. Net income before dividends and accretion on preferred stock, including the restructuring charge and extraordinary gain was $5.2 million and $3.1 million for the three and six months ended July 1, 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             --------------------------           --------------------------
                                                             JULY 3,            JULY 1,           JULY 3,            JULY 1,
                                                              1999               2000              1999               2000
                                                             -------            -------           -------            -------
Net sales                                                    100.0%             100.0%            100.0%             100.0%
Cost of goods sold                                            58.7               55.9              58.3               55.7
                                                              ----               ----              ----               ----
Gross profit                                                  41.3               44.1              41.7               44.3
Operating expenses, excluding restructuring charge            39.1               36.3              38.8               37.0

Restructuring charge                                            --                 --                --                2.8
                                                             -----              -----             -----              -----

Income from operations                                         2.2                7.8               2.9                4.5
Interest expense                                              (5.9)              (6.2)             (5.8)              (6.2)
Other (expense) income, net                                   (0.3)               0.2                --                0.2
                                                             -----              -----             -----              -----
(Loss) income before taxes and dividends and accretion
  on preferred stock                                          (4.0)               1.8              (2.9)              (1.5)

Income tax expense                                              --               (0.1)               --               (0.1)
                                                             -----              -----             -----             ------
Net (loss) income before extraordinary items,
  dividends and accretion on preferred stock                  (4.0)               1.7              (2.9)              (1.6)

Extraordinary gain, Net                                         --                9.7                --                5.0
                                                             -----              -----             -----              -----
Net income (loss) before dividends and accretion on
  preferred stock                                             (4.0)              11.4              (2.9)               3.4
Dividend and accretion on preferred stock                      1.6                1.8               1.7                1.7
                                                             -----              -----             -----              -----
Net income (loss) applicable to common shareholders           (5.6)%              9.6%             (4.6)%              1.7%
                                                             =====              =====             =====              =====


THREE MONTHS ENDED JULY 1, 2000 COMPARED TO THREE MONTHS ENDED JULY 3, 1999

    Net Sales. Consolidated net sales were $45.7 million for the three months ended July 1, 2000 as compared to $45.6 million for the three months ended July 3, 1999, an increase of $0.1 million. Sales increased in the Mass Merchandisers and Variety segments 12.0% and 2.5%, respectively, driven largely by improved optical sales and partially offset by reductions with a major customer in the Mass Merchandiser segment. The jewelry reductions were a result of a planned restructuring in the relationship of a major customer which reduced selling space and increased competition. These gains were offset by reductions in Chain Drug/Combo/Supermarkets and other segments due to reductions in jewelry, along with continued de-emphasis on clocks and watches and small leather goods.

    Gross Profit. Gross profit was $20.2 million for the three months ended July 1, 2000 as compared to $18.9 million for the three months ended July 3, 1999. Gross profit as a percentage of net sales increased to 44.1% for the three months ended July 1, 2000 from 41.3% for the three months ended July 3, 1999. The $1.3 million or 7.0% increase is related primarily to the shift of sales towards optical and the shift within optical to higher margin products along with lower royalties incurred due to the planned de-emphasis on branded watches, clocks and other accessory lines.

    Operating Expenses. Operating expenses were $16.6 million for the three months ended July 1, 2000 as compared to $17.8 million for the three months ended July 3, 1999, a decrease of 6.9% or $1.2 million. Decreases occurred throughout the Company and represent continued attention to expense control.

    Interest Expense. Interest expense was $2.9 million for the three months ended July 1, 2000 as compared to $2.7 million for the three months ended July 3, 1999, an increase of 6.4% or $172,000. This resulted from additional borrowings under the Company's credit facilities to fund increased purchases of optical products related to increased shipments as compared to the prior year.

    Income Tax. Income tax expense was $43,000 for the three months ended July 1, 2000. No income tax expense or benefit was recorded for the three months ended July 3, 1999.

    Net Income (Loss). As a result of the factors discussed above, net income before dividends and accretion on preferred stock, excluding the extraordinary gain was $0.8 million for the three months ended July 1, 2000 as compared to net loss before dividends and accretion on preferred stock of $1.8 million for the three months ended July 3, 1999, an increase of $2.6 million in earnings. Net income before dividends and accretion on preferred stock, after the extraordinary gain was $5.2 million for the three months ended July 1, 2000. The extraordinary gain of $4.4 million was recognized as a result of early extinguishment of debt.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the extraordinary gain was $24,000 for the three months ended July 1, 2000 as compared to a loss of $2.5 million for the three months ended July 3, 1999, a decrease of $2.5 million.

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JULY 3, 1999

         Net Sales. Consolidated net sales were $88.2 million for the six months ended July 1, 2000 as compared to $87.1 million for the six months ended July 3, 1999, an increase of $1.1 million or 1.3%. The increase in net sales is primarily attributable to increased optical sales in all retail segments, partially offset by a decrease in non-optical (which is expected to continue in the second half).

     Gross Profit. Gross profit was $39.1 million for the six months ended July 1, 2000 as compared to $36.4 million for the six months ended July 3, 1999. Gross profit as a percentage of net sales increased to 44.3% for the six months ended July 1, 2000 from 41.7% for the six months ended July 3, 1999. The $2.7 million or 7.6% increase is primarily due to the shift in mix to higher margin optical products and lower royalties expense related to the planned de-emphasis of branded watches, clocks and other accessories. Also, in 1999, a significant promotion was conducted with a major customer which resulted in lower than expected margin.

     Operating Expenses. Operating expenses were $32.6 million, before the restructuring charge of $2.5 million for the six months ended July 1, 2000 as compared to $33.8 million for the six months ended July 3, 1999, a decrease of $1.2 million or 3.6%. Decreases occurred throughout the Company and represent continued attention to expense control.

     Interest Expense. Interest expense was $5.4 million for the six months ended July 1, 2000 as compared to $5.0 million for the six months ended July 3, 1999, an increase of $0.4 million or 8.5%. This resulted from additional borrowings under the Company's credit facilities to fund operations during 1999 as well as to fund increased purchases of optical products related to increased shipments as compared to the prior year.

     Income Tax. Income tax expense was $43,000 for the six months ended July 1, 2000. No income tax expense or benefit was recorded for the six months ended July 3, 1999.

     Net Income (Loss). As a result of the factors discussed above, net income before dividends and accretion on preferred stock, excluding the extraordinary gain of $4.4 million and the restructuring charge of $2.5 million was $1.1 million for the six months ended July 1, 2000 as compared to a net loss before dividends and accretion on preferred stock of $2.5 million for the six months ended July 3, 1999, an increase of $3.6 million in earnings. Net income before dividends and accretion on preferred stock, after the extraordinary gain and the restructuring charge was $3.1 million for the six months ended July 1, 2000.

     Net Income (Loss) Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the extraordinary gain and the restructuring charge was $0.4 million for the six months ended July 1, 2000 as compared to $4.0 million for the six months ended July 3, 1999, a decrease of $3.6 million. The decrease is attributable to the $3.6 million increase in earnings. Net income applicable to common shareholders after the extraordinary gain and the restructuring charge was $1.5 million for the six months ended July 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At July 1, 2000, the Company had cash and cash equivalents of $1.8 million and working capital of $5.2 million as compared to $2.3 million and $7.4 million, respectively, at January 1, 2000. The decline in cash and cash equivalents is due to the Company's enhanced focus on utilizing worldwide cash reserves to fund payments on its Senior Credit Facility. The decline in working capital was driven by an increase in accounts payable due to higher optical product purchases that carry 60-120 day payment terms.

    The Company used $1.6 million of cash in operations during the six months ended July 1, 2000 compared to a use of $9.9 million during the six months ended July 3, 1999. The decrease in cash used is principally due to significant improvements in receivables' days outstanding and the timing of payments in accrued expenses in the quarter ended July 3, 1999.

    The Company used $5.7 million in investing activities during the six months ended July 1, 2000 compared to a use of $5.1 million during the six months ended July 3, 1999. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases.

    The Company generated $6.9 million from financing activities during the six months ended July 1, 2000 compared to $14.4 million during the six months ended July 3, 1999. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable.

    The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at July 1, 2000 of $32.7 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The $75.0 million 10 3/4% Senior Notes due 2006 (the "Notes") constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

      In connection with the purchase of Foster Grant US, the Company's wholly owned subsidiary, Foster Grant Holdings, Inc. (FG Holdings) issued 100 shares of FG Preferred Stock, which were redeemable for $1.0 million on February 28, 2000. The $1.0 million was paid on April 3, 2000. The former holder of the FG Preferred Stock is entitled to receive an additional payment of between $2.5 million and $3.0 million, depending upon transaction value, in the event of an initial public offering, merger or similar transaction, or private placement of securities representing more than 50% of the Company's capital stock, at a specified valuation.

    In June 2000, the Company repurchased $10.75 million face value of the Notes for a purchase price of $2.75 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and guaranteed by certain preferred shareholders. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $4.4 million extraordinary gain, net of $3.2 million in taxes. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

    In conjunction with this guarantee, 27,500 shares of Series B preferred stock were issued. The holders of Series B preferred stock are entitled to receive, prior and in preference to distribution of any assets of the Company with respect to any other series of preferred stock, common stock or other capital stock of the Company an amount per share equal to the sum of $6.67 multiplied by the number of six month periods, and fractions thereof, in the period during which the guarantee was outstanding. The Company has calculated the value of the Series B preferred stock to be $367,000 based on the assumption that the guarantee will be outstanding for one year. This amount is being amortized over the one year period as interest expense. If the guarantee is outstanding for a period beyond twelve months, the Company will assign additional value to the stock and amortize the related costs over the additional period of the guarantee.

    The Company has substantial indebtedness and significant debt service obligations. As of July 1, 2000, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $89.4 million. The Company had current liabilities of approximately $67.6 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $6.9 million, minimum royalty obligations over the next two years of approximately $3.5 million and minimum payments under its operating leases of approximately $306,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

    The Company has up to $12.3 million available for borrowings under the Senior Credit Facility as of July 1, 2000. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. On March 24, 2000, the Company entered into a second amendment to the Senior Credit Facility that modified the financial covenants and waived non-compliance with the prior covenants. As of July 1, 2000, the Company is in compliance with the financial covenants, as modified.

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

SEASONALITY AND QUARTERLY INFORMATION

    Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the first half of the year as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's working capital requirements grow throughout the first half of the year to fund purchases and accounts receivable. In the second half of the year, the Company's working capital requirements decrease as accounts receivable are collected and inventory purchases decline relative to first half needs.

YEAR 2000

    Prior to January 1, 2000, many computer experts had predicted widespread problems related to computer programs' inability to process dates after December 31, 1999. During fiscal 1999, to accommodate the Company's growth, AAi implemented a new information management system that is Year 2000 compliant. The Company has not, and does not expect to incur any significant further expenses related to the Year 2000 issue. The Company anticipates that additional expenditures will be necessary to achieve the full benefit of its information system unrelated to the Year 2000 issue, but cannot quantify those costs at this time. To date, the Company has not experienced any significant operating problems or product failures as a result of Year 2000 issues with its vendors, service providers, or customers.

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

    The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At July 1, 2000, 71% of the carrying values of the Company's long-term debt were at fixed interest rates.

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the six months ended July 1, 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held May 31, 2000, shareholders elected the Company's Board of Directors and approved an Amendment to the Company's Articles of Incorporation authorizing a class of Senior Series B Preferred Stock.

         The vote for the director nominee was:

                                                     FOR*              WITHHELD

         Gerald F. Cerce                           921,500                0
         Stephen J. Carlotti                       921,500                0
         Michael Cronin                            921,500                0
         John H. Flynn, Jr.                        921,500                0
         Martin E. Franklin                        921,500                0
         George Graboys                            921,500                0
         David Jenkins                             921,500                0
         John R. Ranelli                           921,500                0

The vote to approve the Amendment to the Articles of Incorporation authorizing a class of Senior Series B Preferred Stock was:

                FOR*                    AGAINST           ABSTAIN

              921,500                      0                 0

*        Includes the holders of Common Stock and Series A Preferred Stock.
         Holders of Series A Preferred Stock are entitled to vote based on the number of shares of Common Stock into which such shares are convertible, currently 10 to 1.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

3.1.1(a) Articles of Amendment to Articles of Incorporation filed on June 9, 2000
10.1.3 Third Amendment to Second Amended and restated Financing and Security Agreement dated as of June 12, 2000

10.18      Employment Agreement between AAi and Howard Collins dated
           March 24, 2000
27.1       Financial Data Schedule

    (b) Report on Form 8-K

        The registrant filed no reports on form 8-K during the quarter ended July 1, 2000.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AAi.FosterGrant, Inc. (Registrant)

Dated: August 15, 2000                 /s/ Gerald F. Cerce
                                       -----------------------------------------
                                       Gerald F. Cerce
                                       Chairman of the Board

Dated: August 15, 2000                 /s/ John R. Ranelli
                                       -----------------------------------------
                                       John R. Ranelli
                                       Director, President, and Chief Executive
                                       Officer
                                       (Principal Executive Officer)

Dated: August 15, 2000                 /s/ Mark D. Kost
                                       -----------------------------------------
                                       Mark D. Kost

                                       Chief Financial Officer
                                       (Principal Financial Officer)