Form 10-Q
period 2000-09-30
AAI FOSTERGRANT INC
filed 2000-11-14
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 30, 2000.

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:
                                        ---     ---

     As of November 13, 2000, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

     As of November 13, 2000, 608,000 shares of Common Stock, 43,700 shares of Series A Preferred Stock and 70,870 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                           PAGE
PART I.-- FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of
     January 1, 2000 and September 30, 2000                                  3

     Consolidated Condensed Statements of Operations
     for the three and nine months ended October 2, 1999
     and September 30, 2000                                                  4

     Consolidated Condensed Statements of Cash Flows for
     the nine months ended October 2, 1999 and September 30, 2000            5

     Notes to Consolidated Condensed Financial Statements                   6-15

  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16-21

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk        21

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings                                                  22
  ITEM 2. Changes in Securities and Use of Proceeds                          22
  ITEM 3. Defaults Upon Senior Securities                                    22
  ITEM 4. Submission of Matters to a Vote of Security Holders                22
  ITEM 5. Other Information                                                  22
  ITEM 6. Exhibits and reports on Form 8-K                                   22

SIGNATURES                                                                   24

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                 ASSETS                                     JANUARY 1,        SEPTEMBER 30,
                                                                               2000               2000
                                                                            ----------        -------------
CURRENT ASSETS:
Cash and cash equivalents                                                   $   2,289           $   1,880
   Accounts receivable less reserves of approximately
    $12,804 and $10,208                                                        22,231              27,831
   Inventories                                                                 33,025              37,012
   Prepaid expenses and other current assets                                      794                 866
   Deferred tax assets                                                          3,743                 930
                                                                            ---------           ---------
       Total current assets                                                    62,082              68,519
                                                                            ---------           ---------
Property, plant and equipment, net                                             19,392              18,987
Intangible assets                                                              13,486              12,994
Other assets                                                                    7,588               6,350
Deferred tax assets                                                             5,319               1,959
                                                                            ---------           ---------
       Total assets                                                         $ 107,867           $ 108,809
                                                                            =========           =========

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                  $  11,000           $  27,953
   Redeemable preferred stock of a subsidiary                                   1,000                  --
   Current maturities of long-term obligations                                    902                 425
   Deferred compensation - current portion                                         10                  11
   Accounts payable                                                            16,414              17,300
   Accrued expenses                                                            23,253              18,654
   Accrued income taxes                                                         2,104               2,304
                                                                            ---------           ---------
       Total current liabilities                                               54,683              66,647
                                                                            ---------           ---------

10 3/4% series B senior notes due 2006                                         75,000              51,850
Long-term obligations - less current maturities                                   420               7,709
Deferred compensation - less current portion                                    1,662               1,394
Series A  redeemable convertible Preferred stock, $.01 par value --
   Designated, issued and outstanding -- 43,700 shares stated at
    redemption value                                                           31,864              34,299
Series B redeemable Preferred stock, $.01 par value--
   Designated -- 75,000 shares
   Issued and outstanding -- 70,870  shares stated at                              --                 945
redemption value

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value--
      Authorized -- 4,800,000 shares                                                6                   6
      Issued and outstanding -- 608,000 shares
      Additional paid-in capital                                                  270                 270
      Accumulated other comprehensive loss                                       (122)               (589)
      Accumulated deficit                                                     (55,916)            (53,722)
                                                                            ---------           ---------
          Total shareholders' deficit                                         (55,762)            (54,035)
                                                                            ---------           ---------
Total liabilities and shareholders' deficit                                 $ 107,867           $ 108,809
                                                                            =========           =========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 -------------------------------   -----------------------------
                                                                  OCTOBER 2,      SEPTEMBER 30,     OCTOBER 2,     SEPTEMBER 30,
                                                                     1999             2000             1999             2000
                                                                 -------------    --------------   ------------   --------------
NET SALES                                                         $  38,496        $  35,750        $ 125,593        $ 123,985
COST OF GOODS SOLD                                                   24,155           21,600           74,900           70,711
                                                                  ---------        ---------        ---------        ---------
   Gross profit                                                      14,341           14,150           50,693           53,274

OPERATING EXPENSES:
   Selling                                                           12,155            9,702           36,951           33,208
   General and administrative                                         4,572            4,346           13,610           13,474
   Restructuring charge                                                  --               --               --            2,500
                                                                  ---------        ---------        ---------        ---------
  (Loss) Income from operations                                      (2,386)             102              132            4,092
Interest expense                                                     (2,657)          (3,041)          (7,679)          (8,422)
Other income, net                                                        60               53               44              198
                                                                  ---------        ---------        ---------        ---------
Loss before income tax expense                                       (4,983)          (2,886)          (7,503)          (4,132)
Income tax expense                                                      (37)             (35)             (37)             (78)
                                                                  ---------        ---------        ---------        ---------
Net loss before extraordinary items                                  (5,020)          (2,921)          (7,540)          (4,210)
Extraordinary gain, net of $3.2 million and $6.3 million in
taxes, respectively                                                      --            4,409               --            8,838
                                                                  ---------        ---------        ---------        ---------
Net (loss) income before dividends and accretion on
preferred stock                                                      (5,020)           1,488           (7,540)           4,628

Dividends and accretion on preferred stock                              773              847            2,228            2,435
                                                                  ---------        ---------        ---------        ---------
Net (loss) income applicable to common shareholders               $  (5,793)       $     641        $  (9,768)       $   2,193
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                              --------------------------
                                                                              OCTOBER 2,     SEPTEMBER 30,
                                                                                1999             2000
                                                                              ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income before dividends and accretion on preferred stock        $ (7,540)       $  4,628

    Adjustments  to  reconcile  net loss to net  cash  used in operating
      Activities --
    Depreciation and amortization                                                 8,431           9,106
    Extraordinary gain on early extinguishment of debt                               --          (8,838)
    Amortization of interest costs related to debt                                  242             593
    Equity in earnings of investments in affiliates                                 (84)             --
    Minority interest in income of consolidated subsidiary                           63              --
    Cumulative foreign currency translation adjustment                               50              --
    Changes in assets and liabilities, net of acquisitions--
      Accounts receivable                                                       (12,885)         (5,715)
      Inventories                                                                 5,024          (4,073)
      Prepaid expenses and other current assets                                     911             158
      Deferred costs                                                               (155)           (450)
      Accounts payable                                                              328             784
      Accrued expenses                                                           (7,098)         (4,611)
      Accrued income taxes                                                          (23)             27
                                                                               --------        --------
             Net cash used in operating activities                              (12,736)         (8,392)
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                   (7,031)         (6,568)
    Increase in other assets                                                       (447)           (191)
                                                                               --------        --------
            Net cash used in investing activities                                (7,478)         (6,759)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings under revolving note payable                                  21,192          16,953
    Proceeds from issuance of long-term debt                                         --           7,087
    Repurchase of 10 3/4% Series B Senior Notes due 2006                             --          (7,087)
    Payments on long term obligations and deferred compensation                    (246)         (1,067)
    Redemption of Preferred Stock of a subsidiary                                    --          (1,000)
                                                                               --------        --------
            Net cash provided by financing activities                            20,946          14,886
                                                                               --------        --------
    Effect of exchange rate changes on cash and cash equivalents                     --            (144)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                732            (409)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    2,207           2,289
                                                                               --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  2,939        $  1,880
                                                                               ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for --
      Interest                                                                 $  9,183        $  8,257
                                                                               ========        ========
      Income taxes                                                             $      8        $     40
                                                                               ========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
      Acquisition of equipment under capital lease obligations                 $     --        $    557
                                                                               ========        ========
      Issuance of Series B Preferred  Stock in connection with debt
           repurchase                                                          $     --             945
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

     (a)  Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended January 1, 2000 as reported in the Company's 10-K filed with the SEC on March 31, 2000. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of January 1, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 30, 2000, or for any other future period.

     (b)  Revenue Recognition

     The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

     (c)  Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at January 1, 2000 and September 30, 2000 (in thousands):
                                                      JANUARY 1,   SEPTEMBER 30,
                                                         2000          2000
                                                      ----------   -------------
Finished goods.....................................    $29,695       $ 34,155
Work-in-process and raw materials..................      3,330          2,857
                                                       -------       --------
                                                       $33,025       $ 37,012
                                                       =======       ========

     (d)  Customer Acquisition Costs

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $48,000 and $269,000 for the three and nine months ended September 30, 2000 and $92,000 and $464,000 for the three and nine months ended October 2, 1999.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended October 2, 1999 the Company capitalized approximately $49,000 and $155,000 of these costs. The Company capitalized costs of approximately $220,000 and $449,000 during the three and nine months ended September 30, 2000, respectively. Amortization expense related to these costs as well as previously capitalized costs was approximately $306,000 and $903,000 for the three and nine months ended October 2, 1999 and $382,000 and $1.0 million for the three and nine months ended September 30, 2000.

NOTE 2 - LONG-TERM OBLIGATIONS

     On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.3 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under a credit facility with a bank and certain subordinated promissory notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998 the Notes were exchanged for 10 3/4% Series B Notes due 2006 registered with the SEC. Interest on the Series B Notes is payable semiannually on January 15 and July 15.

     The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. Accounts receivable and inventory of the Company and its domestic subsidiaries secure the bank credit facility. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At September 30, 2000 management believes the Company was in compliance with these covenants.

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

     During 2000, the Company has repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and the agreements of certain preferred shareholders to purchase participations in the term loan. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $8.8 million extraordinary gain, net of $6.3 million in taxes, and wrote off $0.9 million of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof during which the participation commitment was outstanding. The Company has calculated the value of the Series B Preferred Stock to be $945,000 based on the assumption that the participation commitment will be outstanding for one year. This amount is being amortized over the one-year period as interest expense. If the participation commitment is outstanding for a period beyond twelve months, the Company will assign additional value to the stock and amortize the related costs over the additional period of the participation commitment.

NOTE 3 - EARNINGS PER SHARE

     During the quarter ended July 1, 2000, the Company decided to eliminate its earning per share disclosure. This decision was based on the fact that the Company does not have common stock or potential common stock that is traded in a public market, as required by SFAS No. 128, "Earnings Per Share", and the Company's common stock does not have a readily ascertainable fair market value.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive income for the three and nine months ended September 30, 2000 was $1.4 million and $5.1 million, respectively, as compared to comprehensive loss for the three and nine months ended October 2, 1999 of $5.0 million and $7.5 million, respectively. Differences between comprehensive income (loss) and income (loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

NOTE 5 - RESTRUCTURING CHARGE

     In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002. Through September 30, 2000 severance benefits of approximately $533,000 were paid to the three executives.

                          RESTRUCTURE CHARGE     PAYMENTS      RESERVE BALANCE
DESCRIPTION                  APRIL 1,2000      THRU Q3 2000   SEPTEMBER 30, 2000
-----------               ------------------   ------------   ------------------

Severance benefits              $ 2,500             $  533         $1,967
                                =======             ======         ======

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

                                                               CHAIN DRUG
    THREE MONTHS                                              STORES/COMBO
        ENDED                                 MASS              STORES/
   OCTOBER 2, 1999                        MERCHANDISERS       SUPERMARKETS       VARIETY     OTHER      TOTAL
-------------------                    -------------------  ----------------    ---------   -------    --------
Net sales                                    $28,727            $  3,699         $ 3,858    $ 2,212    $ 38,496
                                             =======            ========         =======    =======    ========
Segment loss                                 $  (350)           $ (1,808)        $(1,828)   $(1,057)   $ (5,043)
                                             =======            ========         =======    =======    ========

                                                               CHAIN DRUG
    THREE MONTHS                                              STORES/COMBO
        ENDED                                 MASS              STORES/
 SEPTEMBER 30, 2000                       MERCHANDISERS       SUPERMARKETS       VARIETY     OTHER      TOTAL
---------------------------------------------------------------------------------------------------------------
Net sales                                    $21,994            $  7,056         $ 4,226    $ 2,474    $ 35,750
                                             =======            ========         =======    =======    ========
Segment loss                                 $  (619)           $   (720)        $  (927)   $  (674)   $ (2,940)
                                             =======            ========         =======    =======    ========


                                                               CHAIN DRUG
     NINE MONTHS                                              STORES/COMBO
        ENDED                                 MASS              STORES/
   OCTOBER 2, 1999                        MERCHANDISERS       SUPERMARKETS       VARIETY     OTHER      TOTAL
-------------------                    -------------------  ----------------    ---------   -------    --------
Net sales                                    $79,509            $ 23,421         $14,581    $ 8,082    $125,593
                                             =======            ========         =======    =======    ========
Segment loss                                 $  (527)           $   (937)        $(3,769)   $(2,314)   $ (7,547)
                                             =======            ========         =======    =======    ========


                                                               CHAIN DRUG
     NINE MONTHS                                              STORES/COMBO
        ENDED                                 MASS              STORES/
 SEPTEMBER 30, 2000                       MERCHANDISERS       SUPERMARKETS       VARIETY     OTHER      TOTAL
---------------------------------------------------------------------------------------------------------------

Net sales                                    $73,141            $ 27,122         $16,976    $ 6,746    $123,985
                                             =======            ========         =======    =======    ========
Segment profit (loss)                        $ 1,389            $   (378)        $(1,606)   $(1,231)   $ (1,826)
                                             =======            ========         =======    =======    ========

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

     Total assets specifically identifiable with each reportable segment are as follows:

                                                     JANUARY 1,     SEPTEMBER 30
                                                       2000             2000
                                                    -----------     ------------
Mass merchandisers                                  $  19,730          $ 22,352
Chain drug stores/combo stores/supermarkets             3,495             5,594
Variety                                                 2,708             2,014
Other                                                   2,454             2,145
Unassigned assets                                      79,480            76,704
                                                    ---------      ------------
                                                    $ 107,867          $108,809
                                                    =========          ========

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

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                        JANUARY 1, 2000
                                               --------------------------------------------------------------------
                                                             WHOLLY
                                                              OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               -------     ------------  -------------  ------------   ------------
                                                                              (IN THOUSANDS)
                                                                             ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                  $      97      $       8      $   2,184     $      --      $   2,289
   Accounts receivable, net                      16,303          2,427          3,501            --         22,231
   Inventories                                   28,743             --          4,282            --         33,025
   Prepaid expenses and other current
     assets                                         400             41            353            --            794
   Deferred tax assets                            3,743             --             --            --          3,743
                                              ---------      ---------      ---------     ---------      ---------
       Total current assets                      49,286          2,476         10,320            --         62,082

PROPERTY, PLANT AND EQUIPMENT, NET               17,727             14          1,651            --         19,392
OTHER ASSETS                                     43,334             --          1,712       (18,653)        26,393
                                              ---------      ---------      ---------     ---------      ---------
       Total assets                           $ 110,347      $   2,490      $  13,683     $ (18,653)     $ 107,867
                                              =========      =========      =========     =========      =========

                                                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note
    payable                                   $  11,000      $      --      $      --     $      --      $  11,000
   Redeemable preferred stock of a
    subsidiary                                    1,000             --             --            --          1,000
   Current maturities of long-term
    obligations                                     569             --            343            --            912
   Accounts payable                              15,364            209            841            --         16,414
   Accrued expenses                              22,545          1,075          1,798           (61)        25,357
    Due (from) to affiliate                        (590)         5,569          4,940        (9,919)            --
                                              ---------      ---------      ---------     ---------      ---------
      Total current liabilities                  49,888          6,853          7,922        (9,980)        54,683

10 3/4% SENIOR NOTES                             75,000             --             --            --         75,000

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES                                        1,878             --            204            --          2,082

      Preferred stock                            31,864             --         31,864
      Shareholders' (deficit) equity            (48,283)        (4,363)         5,557        (8,673)       (55,762)
                                              ---------      ---------      ---------     ---------      ---------
      Total liabilities and shareholders'
        (deficit) equity                      $ 110,347      $   2,409      $  13,683     $ (18,653)     $ 107,867
                                              =========      =========      =========     =========      =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                         SEPTEMBER 30, 2000
                                               --------------------------------------------------------------------
                                                             WHOLLY
                                                              OWNED      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                               -------     ------------  -------------  ------------   ------------
                                                                              (IN THOUSANDS)
                                                                             ASSETS
CONSOLIDATING BALANCE SHEETS
   CURRENT ASSETS:
   Cash and cash equivalents                  $      19      $      29      $   1,832     $      --      $   1,880
   Accounts receivable, net                      20,309          3,037          4,485            --         27,831
   Inventories                                   33,872             --          3,140            --         37,012
   Prepaid expenses and other current assets        618             42            205            --            866
   Deferred tax assets                              930             --             --            --            930
                                              ---------      ---------      ---------     ---------      ---------
      Total current assets                       55,748          3,108          9,663            --         68,519

PROPERTY, PLANT AND EQUIPMENT, NET               17,255              8          1,725            --         18,987
OTHER ASSETS                                     40,139             --          2,028       (20,864)        21,303
                                              ---------      ---------      ---------     ---------      ---------
      TOTAL ASSETS                            $ 113,141      $   3,115      $  13,416     $ (20,864)     $ 108,809
                                              =========      =========      =========     =========      =========

                                                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable    $  27,753      $      --      $     200     $      --      $  27,953
   Current maturities of long-term
      obligations                                   390             --             46            --            436
   Accounts payable                              15,862            108          1,330            --         17,300
   Accrued expenses                              18,483            936          1,539            --         20,958
   Due to (from) affiliate                       (9,386)         8,417          8,937       (16,418)            --
                                              ---------      ---------      ---------     ---------      ---------
      Total current liabilities                  61,552          9,461         12,052       (16,418)        66,647

10 3/4% SENIOR NOTES                             51,850             --             --            --         51,850

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                8,900             --            203            --          9,103

      Preferred stock                            35,244             --             --            --         35,244
      Shareholders' (deficit) equity            (44,404)        (6,346)         1,161        (4,446)       (54,035)
                                              ---------      ---------      ---------     ---------      ---------
      Total liabilities and shareholders'
        (deficit) equity                      $ 113,141      $   3,115      $  13,416     $ (20,864)     $ 108,809
                                              =========      =========      =========     =========      =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                  NINE MONTHS ENDED
                                                 -----------------------------------------------------------------------------------
                                                                                   OCTOBER 2, 1999
                                                 -----------------------------------------------------------------------------------
                                                             WHOLLY OWNED   MOSTLY OWNED  NON-GUARANTOR
                                                 COMPANY     SUBSIDIARIES   SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 -------     ------------   ------------   ------------   ------------  ------------
                                                                                    (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                       $ 102,177      $   1,509      $   5,723      $  16,184      $      --     $ 125,593
Cost of goods sold                                 60,181          1,437          5,528          7,754             --        74,900
                                                ---------      ---------      ---------      ---------      ---------     ---------

    Gross profit                                   41,996             72            195          8,430             --        50,693

Operating expenses                                 38,773            570          3,475          7,743             --        50,561
Restructuring charge                                   --             --             --             --             --            --
                                                ---------      ---------      ---------      ---------      ---------     ---------

    Income (loss) from operations                   3,223           (498)        (3,280)           687             --           132

Interest expense                                   (7,203)           (26)        (2,093)          (241)            --        (7,679)
Other income (expense), net                           427            (14)           (25)          (428)            --           (40)
Equity in (losses) earnings of
   consolidated subsidiaries                         (415)            --             --             --            499            84
                                                ---------      ---------      ---------      ---------      ---------     ---------

    (Loss) income before income tax expense
      and dividends and accretion and
      preferred stock                              (3,968)          (538)        (3,514)            18            499        (7,503)

Income tax expense                                     --             --             --            (37)            --           (37)
                                                ---------      ---------      ---------      ---------      ---------     ---------
Net (loss) income before dividends and
  accretion on preferred stock                     (3,968)          (538)        (3,514)           (19)           499        (7,540)
Dividends and accretion on preferred
  stock                                             2,228             --             --             --             --         2,228
                                                ---------      ---------      ---------      ---------      ---------     ---------
    Net (loss) income applicable to
      common shareholders                       $  (6,196)     $    (538)     $  (3,514)     $     (19)     $     499     $  (9,768)
                                                =========      =========      =========      =========      =========     =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                      NINE MONTHS ENDED
                                             ---------------------------------------------------------------------
                                                                      SEPTEMBER 30, 2000
                                             ---------------------------------------------------------------------
                                                         WHOLLY OWNED  NON-GUARANTOR
                                             COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                             -------     ------------  -------------   ------------   ------------
                                                                        (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                   $ 102,134      $   4,217      $  17,634      $      --     $ 123,985
Cost of goods sold                             59,199          3,325          8,187             --        70,711
                                            ---------      ---------      ---------      ---------     ---------

Gross profit                                   42,935            892          9,447             --        53,274

Operating expenses                             37,200          1,900          7,582             --        46,682

Restructuring charge                            2,500             --             --             --         2,500
                                            ---------      ---------      ---------      ---------     ---------

Income (loss) from operations                   3,235         (1,008)         1,865             --         4,092
Interest expense                               (7,976)           (30)          (416)            --        (8,422)
Other income (expense), net                     1,112             44           (958)            --           198
Equity in (losses) earnings of
  consolidated subsidiaries                      (504)            --             --            504            --
                                            ---------      ---------      ---------      ---------     ---------

(Loss) income before income tax expense
and dividends and accretion on
  preferred stock                              (4,133)          (994)           491            504        (4,132)

Income tax expense                                (77)            (1)            --             --           (78)
                                            ---------      ---------      ---------      ---------     ---------

Net (loss) income before extraordinary         (4,210)          (995)           491            504        (4,210)
gain
Extraordinary gain, net of tax                  8,838             --             --             --         8,838
                                            ---------      ---------      ---------      ---------     ---------
Net income (loss) before dividends and
  accretion on preferred stock                  4,628           (995)           491            504         4,628
Dividends and accretion on
preferred  stock                                2,435             --             --             --         2,435
                                            ---------      ---------      ---------      ---------     ---------
Net income (loss) applicable to common
shareholders                                $   2,193      $    (995)     $     491      $     504     $   2,193
                                            =========      =========      =========      =========     =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                  NINE MONTHS ENDED
                                                   --------------------------------------------------------------------------------
                                                                                   OCTOBER 2, 1999
                                                   --------------------------------------------------------------------------------
                                                                                               NON-
                                                               WHOLLY OWNED  MOSTLY OWNED   GUARANTOR
                                                   COMPANY     SUBSIDIARIES  SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   -------     ------------  ------------  ------------  ------------  ------------
                                                                                    (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities               $(14,305)     $  1,371      $ (1,275)     $  1,473      $     --      $(12,736)
Cash flows from Investing activities:
   Purchase of property, plant and equipment         (5,988)           --            --        (1,043)           --        (7,031)
   Advance to affiliates                               (239)           --            --            --           239            --
   Other investing activities                          (408)           --           (12)          (27)           --          (447)
                                                   --------      --------      --------      --------      --------      --------

   Net cash (used in) provided by investing
     activities                                      (6,635)           --           (12)       (1,070)          239        (7,478)
                                                   --------      --------      --------      --------      --------      --------

Cash flows from financing activities:
   Net borrowings under revolving note payable       21,192            --            --            --            --        21,192
   Payments on long-term obligations and
    Deferred compensation                              (541)           --            --           295            --          (246)
   Due to (from) affiliates                             177        (1,360)        1,183           239          (239)           --
                                                   --------      --------      --------      --------      --------      --------

      Net cash provided by (used in)
       financing activities                          20,828        (1,360)        1,183           534          (239)       20,946
                                                   --------      --------      --------      --------      --------      --------

       Net (decrease) increase in cash                 (112)           11          (104)          937            --           732
Cash and cash equivalents, beginning
of period                                               134            --           104         1,969            --         2,207
                                                   --------      --------      --------      --------      --------      --------

Cash and cash equivalents, end of period           $     22      $     11      $     --      $  2,906      $     --      $  2,939
                                                   ========      ========      ========      ========      ========      ========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                               NINE MONTHS ENDED
                                                --------------------------------------------------------------------------
                                                                               SEPTEMBER 30, 2000
                                                --------------------------------------------------------------------------
                                                              WHOLLY OWNED   NON-GUARANTOR
                                                COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                -------       ------------   -------------    ------------    ------------
                                                                                (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash flows from operating activities            $ (8,354)       $ (1,839)       $  1,801        $     --        $ (8,392)

Cash flows from Investing activities:
   Purchase of property, plant and
     equipment                                    (5,133)             --          (1,435)             --          (6,568)
   Advance to affiliates                          (1,286)             --              --           1,286              --
   Other investing activities                       (191)             --              --              --            (191)
                                                --------        --------        --------        --------        --------
   Net cash (used in) provided by
     investing activities                         (6,610)             --          (1,435)          1,286          (6,759)
                                                --------        --------        --------        --------        --------
Cash flows from financing activities:
   Net borrowings under revolving note
    payable                                       16,953              --              --              --          16,953
   Proceeds from issuance of long-term
     debt                                          7,087              --              --              --           7,087
   Repurchase of 10 3/4% Series B
     Senior Notes due 2006                        (7,087)             --              --              --          (7,087)
   Payments on long-term obligations and
     deferred compensation                        (1,067)             --              --              --          (1,067)
   Redemption of Series A Preferred Stock         (1,000)             --              --              --          (1,000)
   Due to (from) affiliates                           --           1,860            (574)         (1,286)             --
                                                --------        --------        --------        --------        --------
   Net cash provided by (used in) financing
    activities                                    14,886           1,860            (574)             --          14,886
                                                --------        --------        --------        --------        --------
   Net (decrease) increase in cash                   (78)             21            (208)             --            (265)
   Exchange rate effect on cash                       --              --            (144)             --            (144)
Cash and cash equivalents, beginning of
  period                                              97               8           2,184              --           2,289
                                                --------        --------        --------        --------        --------
Cash and cash equivalents, end of period        $     19        $     29        $  1,832        $     --        $  1,880
                                                ========        ========        ========        ========        ========

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

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $30 or less. Net sales of the Company's optical products accounted for approximately 62.2% and 47.4% of the Company's net sales for the nine months ended September 30, 2000 and October 2, 1999, respectively. Net sales of the Company's costume jewelry accounted for approximately 32.7% and 42.1% of the Company's net sales for the nine months ended September 30, 2000 and October 2, 1999, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

     Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 85.6% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

     Operating Expenses. Operating expenses are comprised primarily of payroll and occupancy costs related to the Company's selling, general and administrative activities as well as depreciation and amortization. The Company incurs various costs in connection with the acquisition of new customers and new stores for existing customers, principally the cost of new product display fixtures and costs related to the purchase of the customer's existing inventory. The Company makes substantial investments in the design, production and installation of display fixtures in connection with establishing and maintaining customer relationships. The Company capitalizes the production cost of these display fixtures as long as it retains ownership of them. These costs are amortized to selling expense on a straight-line basis over the estimated useful life of these fixtures, which are one to three years. If the Company does not retain title to the displays, the display costs are expensed as shipped. During the nine months ended September 30, 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which will be paid over a two-year period.

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $48,000 and $269,000, respectively for the three and nine months ended September 30, 2000 and $92,000 and $464,000, respectively, for the three and nine months ended October 2, 1999.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended October 2, 1999, the Company capitalized approximately $49,000 and $155,000 of these costs, respectively. The Company capitalized costs of approximately $220,000 and $449,000 during the three and nine months ended September 30, 2000, respectively. Amortization expense related to the costs as well as previously capitalized costs was approximately $382,000 and $1.0 million, for the three and nine months ended September 30, 2000, respectively and $306,000 and $903,000, for the three and nine months ended October 2, 1999, respectively.

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

     Extraordinary Gain. During 2000, the Company repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. As a result of this transaction, the Company recognized a $8.8 million extraordinary gain, net of $6.3 million in taxes. See further discussion in "Liquidity and Capital Resources".

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, excluding the restructuring charge of $2.5 million and the extraordinary gain of $8.8 million, was approximately $3.2 million and $15.9 million for the three and nine months ended September 30, 2000, respectively, as compared to $227,000 and $8.6 million for the three and nine months ended October 2, 1999, respectively. The year-to-date increase, excluding the restructuring charge and extraordinary gain, of $7.3 million or 85% is principally due to the increase in operating income. EBITDA, including the restructuring charge and extraordinary gain, was $7.6 million and $22.2 million for the three and nine months ended September 30, 2000, respectively.

     Net loss before dividends and accretion on preferred stock, excluding the restructuring charge and extraordinary gain, was $2.9 million and $1.7 million for the three and nine months ended September 30, 2000 respectively, as compared to a net loss before dividends and accretion on preferred stock of $5.0 million and $7.5 million for the three and nine months ended October 2, 1999, respectively. Net income before dividends and accretion on preferred stock, including the restructuring charge and extraordinary gain, was $1.5 million and $4.6 million for the three and nine months ended September 30, 2000, respectively.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         ------------------------------------------------------
                                                         OCTOBER 2,   SEPTEMBER 30,  OCTOBER 2,   SEPTEMBER 30,
                                                            1999          2000          1999          2000
                                                         ----------   -------------  ----------   -------------
Net sales                                                   100.0%        100.0%        100.0%        100.0%
Cost of goods sold                                           62.7          60.4          59.6          57.0
                                                          -------       -------       -------       -------
Gross profit                                                 37.3          39.6          40.4          43.0
Operating expenses, excluding restructuring charge           43.5          39.3          40.3          37.7

Restructuring charge                                           --            --            --           2.0
                                                          -------       -------       -------       -------

(Loss) income from operations                                (6.2)          0.3           0.1           3.3
Interest expense                                             (6.9)         (8.5)         (6.1)         (6.8)
Other income, net                                             0.2           0.1            --           0.2
                                                          -------       -------       -------       -------
Loss before taxes and dividends and accretion
  on preferred stock                                        (12.9)         (8.1)         (6.0)         (3.3)

Income tax expense                                           (0.1)         (0.1)           --          (0.1)
                                                          -------       -------       -------       -------
Net loss before extraordinary items,
  dividends and accretion on preferred stock                (13.0)         (8.2)         (6.0)         (3.4)

Extraordinary gain, Net                                        --          12.3            --           7.1
                                                          -------       -------       -------       -------
Net (loss) income before dividends and accretion on
  preferred stock                                           (13.0)          4.1          (6.0)          3.7
Dividend and accretion on preferred stock                     2.0           2.3           1.8           2.0
                                                          -------       -------       -------       -------
Net (loss) income applicable to common shareholders         (15.0)%         1.8%         (7.8)%         1.7%
                                                          =======       =======       =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 2, 1999

     Net Sales. Consolidated net sales were $35.8 million for the three months ended September 30, 2000 as compared to $38.5 million for the three months ended October 2, 1999, a decrease of $2.7 million. The decrease in sales was mainly due to a reduction in the Mass Merchandisers segment, resulting from a planned restructuring in the relationship of a major customer which reduced selling space and increased competition in the jewelry product line. Also, the Company has continued its de-emphasis on clocks and watches and small leather goods. These decreases were partially offset by the recognition of income of $1.7 million related to the Company's most recent evaluation of its estimated sales allowances, which from time to time, the Company reconciles with its contractual agreements.

     Gross Profit. Gross profit was $14.1 million for the three months ended September 30, 2000 as compared to $14.3 million for the three months ended October 2, 1999. Gross profit as a percentage of net sales increased to 39.6% for the three months ended September 30, 2000 from 37.3% for the three months ended October 2, 1999. The percentage increase is primarily due to a heavy volume of product returns in 1999, which was the result of an unsuccessful promotion with a significant customer and a higher level of closeout sales at low margins in 1999.

     Operating Expenses. Operating expenses were $14.0 million for the three months ended September 30, 2000 as compared to $16.7 million for the three months ended October 2, 1999, a decrease of 16.2% or $2.7 million. The decrease is primarily attributable to the realignment of territories within the field service organization and lower sales related expenses in the distribution center. The Company has continued its focus on expense control.

     Interest Expense. Interest expense was $3.0 million for the three months ended September 30, 2000 as compared to $2.7 million for the three months ended October 2, 1999, an increase of 11.1% or $300,000. This resulted primarily from additional borrowings under the Company's credit facilities to fund increased purchases of optical products related to anticipated shipments in the fourth quarter of 2000 and the first quarter of 2001.

     Income Tax. Income tax expense was $35,000 for the three months ended September 30, 2000 as compared to $37,000 for the three months ended October 2, 1999.

     Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock, excluding the extraordinary gain was $2.9 million for the three months ended September 30, 2000 as compared to net loss before dividends and accretion on preferred stock of $5.0 million for the three months ended October 2, 1999, an increase of $2.1 million in earnings. Net income before dividends and accretion on preferred stock, after the extraordinary gain was $1.5 million for the three months ended September 30, 2000. The extraordinary gain of $4.4 million was recognized as a result of the early extinguishment of debt.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the extraordinary gain was $3.8 million for the three months ended September 30, 2000 as compared to a loss of $5.8 million for the three months ended October 2, 1999, a decrease of $2.0 million.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 2,
1999

     Net Sales. Consolidated net sales were $124.0 million for the nine months ended September 30, 2000 as compared to $125.6 million for the nine months ended October 2, 1999, a decrease of $1.6 million or 1.3%. The decrease in sales was mainly due to a reduction in the Mass Merchandisers segment, resulting from a planned restructuring in the relationship of a major customer which reduced selling space and increased competition in the jewelry product line. Also, the Company has continued its de-emphasis on clocks and watches and small leather goods. These decreases were partially offset by the recognition of income of $1.7 million related to the Company's most recent evaluation of its estimated sales allowances, which from time to time, the Company reconciles with its contractual agreements.

     Gross Profit. Gross profit was $53.3 million for the nine months ended September 30, 2000 as compared to $50.7 million for the nine months ended October 2, 1999. Gross profit as a percentage of net sales increased to 43.0% for the nine months ended September 30, 2000 from 40.4% for the nine months ended October 2, 1999. The $2.6 million or 5.1% increase is primarily due to the shift in mix to higher margin optical products and lower royalties expense related to the planned de-emphasis of branded watches, clocks and other accessories. Also, in 1999, a significant promotion was conducted with a major customer, which resulted in lower than expected margin.

     Operating Expenses. Operating expenses were $46.7 million, before the restructuring charge of $2.5 million for the nine months ended September 30, 2000 as compared to $50.6 million for the nine months ended October 2, 1999, a decrease of $3.9 million or 7.7%. The decrease is primarily attributable to the realignment of territories within the field service organization and lower sales related expenses in the distribution center. The Company has continued its focus on expense control.

     Interest Expense. Interest expense was $8.4 million for the nine months ended September 30, 2000 as compared to $7.7 million for the nine months ended October 2, 1999, an increase of $0.7 million or 9.1%. This resulted from additional borrowings under the Company's credit facilities to fund operations during 1999 as well as to fund increased purchases of optical products related to increased shipments as compared to the prior year.

     Income Tax. Income tax expense was $78,000 for the nine months ended September 30, 2000 as compared to $37,000 for the nine months ended October 2, 1999.

     Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock, excluding the extraordinary gain of $8.8 million and the restructuring charge of $2.5 million was $1.7 million for the nine months ended September 30, 2000 as compared to a net loss before dividends and accretion on preferred stock of $7.5 million for the nine months ended October 2, 1999, an increase of $5.8 million in earnings. Net income before dividends and accretion on preferred stock, after the extraordinary gain and the restructuring charge was $4.6 million for the nine months ended September 30, 2000.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the extraordinary gain and the restructuring charge, was $4.1 million for the nine months ended September 30, 2000, as compared to a loss of $9.8 million for the nine months ended October 2, 1999, a decrease of $5.7 million. The decrease is attributable to the $6.5 million increase in earnings offset by the increase in interest expense. Net income applicable to common shareholders, including the extraordinary gain and the restructuring charge, was $2.2 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had cash and cash equivalents of $1.9 million and working capital of $1.9 million as compared to $2.3 million and $7.4 million, respectively, at January 1, 2000. The decline in cash and cash equivalents is due to the Company's enhanced focus on utilizing worldwide cash reserves to fund payments on its Senior Credit Facility. The decline in working capital was driven by increased borrowings under the revolving note payable.

     The Company used $8.4 million of cash in operations during the nine months ended September 30, 2000 compared to a use of $12.7 million during the nine months ended October 2, 1999. The decrease in cash used is principally due to significant improvements in receivables' days outstanding and the timing of payments in accrued expenses in the quarter ended October 2, 1999.

     The Company used $6.8 million in investing activities during the nine months ended September 30, 2000 compared to a use of $7.5 million during the nine months ended October 2, 1999. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases.

     The Company generated $14.9 million from financing activities during the nine months ended September 30, 2000 compared to $20.9 million during the nine months ended October 2, 1999. The funds generated from financing activities consisted mainly of borrowings under the revolving note payable.

     The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at September 30, 2000 of $34.3 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The $75.0 million 10 3/4% Senior Notes due 2006 (the "Notes") constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

     In connection with the purchase of Foster Grant US, the Company's wholly owned subsidiary, Foster Grant Holdings, Inc. (FG Holdings) issued 100 shares of FG Preferred Stock, which were redeemable for $1.0 million on February 28, 2000. The $1.0 million was paid on April 3, 2000. The former holder of the FG Preferred Stock is entitled to receive an additional payment of up to $3.0 million, depending upon transaction value, in the event of an initial public offering, merger or similar transaction, or private placement of securities representing more than 50% of the Company's capital stock, at a specified valuation.

     In July 1998, the Company issued, under an Indenture, $75.0 million of 10.75% Senior Notes due 2006 (the "Notes"). The Notes are unsecured obligations of the Company. The Notes are redeemable at the option of the Company, in whole and in part, on or after July 15, 2002, at various redemption prices, declining from 105.375% of the principal amount to par on and after July 15, 2004. Upon a "Change of Control" (as defined in the Indenture), each Note holder has the right to require the Company to repurchase such holder's Notes at a purchase price of 101% of the principal amount plus accrued interest. The Indenture contains certain affirmative and negative covenants and restrictions. As of September 30, 2000, the Company is in compliance with the various covenants of the Indenture.

     During 2000, the Company has repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and the agreements of certain preferred shareholders to purchase participations in the term loans. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $8.8 million extraordinary gain, net of $6.3 million in taxes, and wrote off $0.9 million of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof during which the participation commitment was outstanding. The Company has calculated the value of the Series B Preferred Stock to be $945,000 based on the assumption that the participation commitment will be outstanding for one year. This amount is being amortized over the one-year period as interest expense. If the participation commitment is outstanding for a period beyond twelve months, the Company will assign additional value to the stock and amortize the related costs over the additional period of the participation commitment.

     The Company has substantial indebtedness and significant debt service obligations. As of September 30, 2000, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $89.3 million. The Company had current liabilities of approximately $66.6 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $5.6 million, minimum royalty obligations over the next two years of approximately $2.6 million and minimum payments under its operating leases of approximately $620,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

     The Company has up to $4.2 million available for borrowings under the Senior Credit Facility as of September 30, 2000. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. On March 24, 2000, the Company entered into a second amendment to the Senior Credit Facility that modified the financial covenants and waived non-compliance with the prior covenants. As of September 30, 2000, the Company is in compliance with the financial covenants, as modified.

     The Company's ability to make scheduled payments of principal, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations and anticipated cost savings and revenue growth, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet the Company's future liquidity needs for the next twelve months. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated cost savings and revenue growth will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

     The Company manages its borrowing exposure to changes in interest rates by optimizing the use of fixed rate debt with extended maturities. At September 30, 2000, 100% of the carrying values of the Company's long-term debt were at fixed interest rates.

     Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the nine months ended September 30, 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     By written consent dated as of August 10, 2000, the Shareholders approved an Amendment to the Company's Articles of Incorporation authorizing an increase in the number of and modifying the terms of Senior Series B Preferred Stock. The vote was:

                          FOR*            AGAINST          ABSTAIN
 Common                 517,753              0                0
 Series A                32,822              0                0
 Series B                27,500              0                0

* The holders of the Series A Preferred Stock are entitled to vote separately as a class and together with the Common Stock based on the number of shares of Common Stock into which such shares are convertible, currently 10 to 1.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits


          3.1.1(b) Articles of Amendment to Articles of Incorporation filed on August 11, 2000

          10.1.4 Fourth Amendment to Second Amended and restated Financing and Security Agreement dated as of August 14, 2000

          27.1      Financial Data Schedule

     (b)  Report on Form 8-K

     The registrant filed no reports on form 8-K during the quarter ended September 30, 2000.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   AAI.FOSTERGRANT, INC. (Registrant)

Dated: November 13, 2000           /s/ Gerald F. Cerce
                                   ---------------------------------------------
                                             Gerald F. Cerce
                                             Chairman of the Board

Dated: November 13, 2000           /s/ John R. Ranelli
                                       -----------------------------------------
                                             John R. Ranelli
                                             Director, President, and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

Dated: November 13, 2000           /s/ Mark D. Kost
                                       -----------------------------------------
                                              Mark D. Kost
                                              Chief Financial Officer
                                             (Principal Financial Officer)