Form 10-K405
period 2000-12-30
AAI FOSTERGRANT INC
filed 2001-03-29
CIK 1067346

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-K


         (MARK ONE)

[x] Annual Report Under Section 13 of the Securities Exchange Act of 1934 For the fiscal year ended December 30, 2000; or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     As of March 29, 2001, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

     As of March 29, 2001, 608,000 shares of Common Stock and 43,700 shares of Series A Preferred Stock and 70,870 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                                TABLE OF CONTENTS

                                                                           PAGE
DESCRIPTION                                                               NUMBER
-----------                                                               ------
Part I.   Item 1 --  Business.............................................    3

          Item 2 --  Properties...........................................    8

          Item 3 --  Legal Proceedings....................................    8

          Item 4 --  Submission of Matters to a Vote of Security Holders..    8

Part II.  Item 5 --  Market for the Company's Common Equity and Related
                     Stockholder Matters..................................    9

          Item 6 --  Selected Financial Data..............................    9

          Item 7 --  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................   11

          Item 7A -- Quantitative and Qualitative Disclosures About
                     Market Risk..........................................   20

          Item 8 --  Financial Statements and Supplementary Data..........   20

          Item 9 --  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................   20

Part III. Item 10 -- Directors and Executive Officers of the Company......   21

          Item 11 -- Executive Compensation...............................   25

          Item 12 -- Security Ownership of Certain Beneficial Owners
                     and Management.......................................   30

          Item 13 -- Certain Relationships and Related Transactions.......   31

Part IV.  Item 14 -- Exhibits, Financial Statement Schedules and
                     Reports on Form 8-K..................................   33

          Signatures......................................................   37

                                     PART I

ITEM 1. BUSINESS

GENERAL

     AAi.FosterGrant, Inc. ("AAi" or the "Company") is a value-added distributor of optical products, costume jewelry, watches, clocks and other accessories to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom. The Company sells its products in over 48,000 retail locations. The Company markets its products under its own brand names such as Foster Grant(R) as well as customers' private labels and numerous licensed brand names including Ironman Triathalon(R), Disney(R), Warner Bros.(R) and Revlon(R). The Company outsources all of its manufacturing.

     The Company's product lines contain a large number of stock keeping units ("SKUs") with low retail price points and typically represent a small percentage of retailers' total sales. As a result, many of AAi's customers have chosen to outsource the merchandising of these products to the Company. AAi's service program provides retailers with customized displays and product packaging and store-level merchandising designed to maximize sales and inventory turnover. In 2000, the Company employed approximately 950 field service representatives who regularly visit program customers' stores to arrange, replenish and restock displays, reorder product and attend to markdowns and allowances. By providing retailers with in-store product management, the Company retains control of its product marketing and pricing, allowing AAi to maximize product sales and increase the floor space allocated to its product lines. In fiscal 2000, sales to customers utilizing the Company's service program accounted for 52.9% of AAi's net sales.

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

DISTRIBUTION CHANNELS AND CUSTOMERS

     AAi sells its products to over 200 customers, primarily in three distribution channels: (1) mass merchandisers, (2) chain drug stores, combo stores (stores combining general merchandise, food and drug items) and supermarkets and (3) variety stores. To a lesser extent, AAi also distributes its products through armed forces' PX stores, boutique stores, gift shops and book stores.

     The Company customizes its product and service program offerings to meet the distinctive characteristics and requirements of each of these retail distribution channels.

     Mass Merchandisers. AAi's sales to mass merchandisers accounted for approximately $96.5 million, or 58.3%, of net sales in fiscal 2000. These customers demand a high level of merchandise support as well as national and international distribution capability.

     Chain Drug Stores, Combo Stores, Supermarkets. AAi's sales to this channel accounted for approximately $37.6 million, or 22.7%, of net sales in fiscal 2000. These stores tend to be smaller than mass merchandisers and attract a broader class of trade, which is often less price sensitive and more convenience-oriented than the mass merchandiser or variety store customer.

     Variety Stores. AAi's sales to variety stores accounted for approximately $23.6 million, or 14.3%, of net sales in fiscal 2000. The Company's extensive product lines enable it to provide targeted service programs on a cost-effective basis, which affords the Company a significant competitive advantage in this market.

     Department Stores and Others. The Company's sales to armed forces' PX stores, boutique stores, gift shops and book stores accounted for $7.8 million, or 4.7%, of its fiscal 2000 net sales. Each of these channels has different characteristics and product and service requirements and caters to different types of consumers. For example, department stores generally offer higher-end products with higher price points and sales of accessories at such outlets represent a larger percentage of total store sales.

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

     In fiscal 2000, Wal-Mart accounted for approximately 27.8% of the Company's net sales. The loss of any significant customer, whether through competition or otherwise, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, further industry consolidation could result in the Company's loss of customers that are acquired by retailers serviced by other suppliers as well as further concentration of the Company's credit risks. Such events could have a material adverse effect on the Company's results of operations.

PRODUCTS

     The Company offers sunglasses, reading glasses, costume jewelry, small synthetic leather goods, watches, clocks, and other accessories generally at retail price points below $20.

     Optical Products. The Company's optical product line includes sunglasses and non-prescription reading glasses which are sold with and without the Company's service program. As a result of its 1996 acquisition of Foster Grant Group L.P. and related entities ("Foster Grant US"), AAi has become a leading seller of popularly priced sunglasses (retail price points of $4 to $20). The Company pursues co-branding opportunities for its Foster Grant name and also sells sunglasses under other licensed brand names. The Company offers a variety of styles as well as color options for both frames and lenses. Sunglasses have a significant fashion component and positive or negative consumer response in any year can impact not only that year's profitability but also sales for the following year, since retailers' orders tend to mirror the prior year's sales. Such sales are also highly seasonal, with initial orders placed in the fourth quarter and, depending on consumer response, restocking orders in the second quarter.

     The Company also offers a variety of styles of non-prescription reading glasses marketed under Foster Grant, licensed brand names or private labels at price points of $4 to $20. The reading glasses business has a limited fashion component and is typically non-cyclical and non-seasonal. Since magnification strength is the primary purchasing consideration for this product line, proper stocking and restocking is essential to maximizing sales.

     Costume Jewelry. AAi offers a wide variety of ladies' and children's costume jewelry with low retail price points (between $3 and $20), including earrings, necklaces and bracelets. The Company's jewelry line includes private labeled products and branded products distributed pursuant to arrangements with licensors such as Disney Enterprises, Inc., Warner Bros. and Revlon Consumer Products Corporation. Most of the Company's jewelry line is basic (non-seasonal) and approximately one-third has a fashion or holiday component.

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

DISTRIBUTION

     During the fourth quarter of 1998, AAi closed its Texas distribution facility and consolidated its distribution operations into its Smithfield, Rhode Island facility. The Company consolidated its distribution facilities in order to optimize supply chain operations, improve customer service, increase inventory turns and lower operating costs. A disruption of the Company's distribution operations for any reason could cause the Company to limit or cease its operations, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     AAi has purchased and is continuing to implement an Enterprise Resources Planning ("ERP") system that integrates planning, inventory management and financials. Improvement and enhancements to this system will continue through the year 2001.

     The Company's distribution systems are capable of handling any small package. AAi typically delivers its products to its high volume customers on a weekly basis. A VNA (very narrow aisle) facility configuration serviced by wire guided stock pickers resupplies a rapid response order picking line. After receiving a customer order, the Company's computer system automatically generates a list of the ordered items, also known as a "picking" order, which the distribution staff utilizes in packing the customer's shipment. With the planned improvements to the Company's inventory management computer system, "picking" orders will be arranged according to the location of the ordered items within the Company's distribution center, which AAi anticipates will improve the efficiency of employees in filling orders.

     The Company continues to invest in electronic data interchange ("EDI") technology that enables customers to order and confirm shipments and allows AAi to invoice electronically. This technology will continue to permit AAi and its partners to reduce the cycle time to go to market, improving replenishment of products to customers and reducing inventory and costs.

SERVICE PROGRAM

     The Company believes that an attractive, well-positioned display is critical to maximizing sales to the ultimate consumer. The SKU-intensive nature of the Company's product line and the low retail price points (ranging from $4 to $20 on costume jewelry and sunglasses) relative to the required display space has led many retailers to outsource the merchandising function to the Company for these product lines. To better serve these customers, the Company provides innovative sales programs through which AAi provides its program customers with store-level management of its products. In fiscal 2000, the sales to customers who utilize the Company's service program accounted for approximately 52.9% of net sales.

     Program customers select the products to be sold in their stores and, in consultation with AAi's sales and merchant organizations determine the initial order and display requirements. Thereafter, based on point of sale ("POS") information and field service reports, the Company's management adjusts product mix, generates display planograms and determines discounts and markdowns. This information is transmitted to AAi's field service representatives who regularly visit the retailers' stores to replenish and restock displays, reorder product and attend to markdowns and allowances, thereby providing customers with a real-time response to the market. The frequency of service visits is dictated by the size of the store and the number of the Company's products carried by the retailer. In 2000, the Company employed approximately 950 field service representatives.

SALES AND MARKETING

     The sales force is primarily organized by both distribution channel and product line. The product-based sales approach is dictated by customers since most retailers divide their buyers' responsibilities by product. Sales representatives service existing customers and are responsible for increasing product penetration and solving customer problems.

     The Company markets its products to the retailers by attending trade shows and advertising in industry trade magazines. The Company also maintains showrooms and sales offices domestically in Bentonville, Arkansas as well as internationally in Toronto, Canada, Mexico City, Mexico, Stoke-On-Trent, United Kingdom and Hong Kong. Marketing focuses on designing a customized product and service package for each customer after determining the retailer's specific needs. Often, branded products provide AAi with initial access to a new customer. The Company then leverages the strength of the Company's field service and breadth of its product lines to increase product penetration.

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

    Licenses. In 1992, AAi began distributing licensed products pursuant to an agreement with Disney Enterprises, Inc. The Company currently holds numerous non-exclusive licenses from various licensors to market products with classic cartoon characters and other images or under other brand names and trademarks. Many of the Company's license agreements limit sales of products to certain market categories. The Company pays each of these licensors a royalty on sales of licensed products. The Company's licenses generally are for terms ranging from one to ten years. The license agreements generally require minimum annual payments and certain quality control procedures and give the licensor the right to approve products licensed by the Company. Typically, the licensor may terminate the license if specified minimum levels of annual net sales for licensed products are not met or for failure by the Company to comply with the material terms of the license. Certain licenses require minimum advertising expenditures by the Company and also require the Company to make lump-sum payments in the event of a change of ownership. Accordingly, the Company's licensing arrangements are dependent primarily upon maintaining a good relationship between the Company and its licensors. The Company believes it has good relationships with its licensors and has generally been able to obtain renewals of expired licenses and to obtain the required approval for licensed products.

     Most of the Company's license agreements are non-exclusive, many of them are of short duration and all may be terminated if the Company fails to comply with any material terms thereof. There can be no assurance that any of these relationships with licensors will continue, that such agreements will be renewed or that the Company will be able to obtain licenses for additional brands. If the Company were unable in the future to obtain such licenses on terms it deems reasonable, it would be required to modify its marketing plans and could be forced to rely more heavily on its proprietary brands or generic product sales, which could materially adversely affect its business, financial condition and results of operations.

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

     Sourcing and Assembly. The Company outsources manufacturing for all of its products, 79.2% of which is sourced to manufacturers in Asia through a joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. The joint venture is co-owned with a Hong Kong investor who provides on-site management. The joint venture monitors production and ensures that products meet the Company's quality standards. The Company also utilizes domestic manufacturers to accommodate short delivery lead times or when otherwise necessary. The Company believes that the quality and cost of the products manufactured by its suppliers provide it with a significant competitive advantage. In addition, sourcing the majority of its products through the joint venture enables the Company to better control costs, monitor product quality, manage inventory and provide efficient order fulfillment.

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

EMPLOYEES

     As of March 14, 2001, the Company had approximately 400 full-time employees and 760 part-time employees, none of whom were represented by a labor union. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

     The Company's principal executive office is located at 500 George Washington Highway, Smithfield, Rhode Island. AAi's primary distribution facilities are adjacent to its headquarters, which together are 180,000 square feet.

     The following table describes the material properties owned and leased by
AAi:


     OWNED PROPERTY:                                       USE

       Smithfield, Rhode Island             Warehousing & Distribution, Product Showroom, Sales
                                            Office and Office Administration

     LEASED PROPERTIES:

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

     There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     All of the Common Stock of the Company is held by affiliates and certain directors and officers of the Company; thus, no trading market exists for such stock.

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


                                                                                         YEAR ENDED    YEAR ENDED   YEAR ENDED
                                                              YEAR ENDED DECEMBER 31     JANUARY 2,    JANUARY 1,  DECEMBER 30,
                                                              ----------------------     ----------    ----------  ------------
                                                               1996(a)      1997(a)       1999(a)        2000          2000
                                                              --------     ---------     ---------     ---------    ----------
                                                                                  (DOLLARS IN THOUSANDS)
Statement of Operations Data:
    Net sales ............................................    $ 86,336     $ 149,411     $ 160,325     $ 150,680     $ 165,542
    Cost of goods sold ...................................      47,871        77,928        88,823        96,973        96,589
                                                              --------     ---------     ---------     ---------     ---------
    Gross profit .........................................      38,465        71,483        71,502        53,707        68,953
    Operating expenses ...................................      37,524        65,323        78,135        72,735        63,210
                                                              --------     ---------     ---------     ---------     ---------
    Income (loss) from operations ........................         941         6,160        (6,633)      (19,028)        5,743
    Interest expense(b) ..................................      (1,469)       (4,214)       (7,010)      (10,250)      (10,929)
    Other (expense) income, net ..........................        (331)           31           490          (111)          192
                                                              --------     ---------     ---------     ---------     ---------
    (Loss) income before taxes ...........................        (859)        1,977       (13,153)      (29,389)       (4,994)
    Income tax benefit (expense) .........................         948        (1,162)           --           (36)         (126)
                                                              --------     ---------     ---------     ---------     ---------
    Net income (loss) before extraordinary items .........          89           815       (13,153)      (29,425)       (5,120)
    Extraordinary gain, net of $6.3 million in taxes .....          --            --            --            --         8,838
                                                              --------     ---------     ---------     ---------     ---------
    Net income (loss) before dividends and accretion
    on preferred stock ...................................          89           815       (13,153)      (29,425)        3,718
    Dividends and accretion on preferred stock(c) ........       1,123         2,496         2,779         3,002         3,283
                                                              --------     ---------     ---------     ---------     ---------
    Net (loss) income applicable to common shareholders ..      (1,034)       (1,681)      (15,932)      (32,427)          435
    Pro forma income tax adjustment(d) ...................        (604)           --            --            --            --
                                                              --------     ---------     ---------     ---------     ---------
    Pro forma net (loss) income applicable to common
    shareholders .........................................    $ (1,638)    $  (1,681)    $ (15,932)    $ (32,427)    $     435
                                                              ========     =========     =========     =========     =========

Other Data:
    Depreciation and amortization ........................    $  1,868     $   8,248     $  12,792     $  11,489     $  11,937
    Cash flow from operating activities ..................      (2,219)        1,600        (3,903)        2,612        (4,669)
    Cash flow from investing activities ..................     (12,473)       (9,053)      (29,753)      (10,603)       (9,046)
    Cash flow from financing activities ..................      16,134         8,755        33,084         8,073        12,048
    EBITDA(e) ............................................       2,478        14,439         6,649        (7,650)       17,872
    Capital expenditures(f) ..............................       1,572         7,583        16,882        10,475         8,742





                                                                YEAR ENDED DECEMBER 31    YEAR ENDED   YEAR ENDED    YEAR ENDED
                                                                ----------------------    JANUARY 2,   JANUARY 1,   DECEMBER 30,
                                                                  1996          1997          1999         2000          2000
                                                                --------      -------     ----------   ----------   ------------
                                                                                   (DOLLARS IN THOUSANDS)
Balance Sheet Data:
    Working capital.........................................    $   687       $ 5,936      $ 31,346     $   7,399     $     599
    Total assets............................................     82,010        93,746       126,498       107,867       108,171
    Total debt(g)...........................................     35,588        44,960        78,982        87,322        85,101
    Preferred securities(h).................................     24,338        26,918        29,771        32,864        36,092
    Total shareholders' deficit ............................     (5,281)       (7,359)      (23,502)      (55,762)      (55,780)


(a) Includes the results of operations of the acquired businesses from the respective dates of acquisition: Tempo Division of Allison Reed Group, Inc. ("Tempo") in June 1996, Foster Grant US in December 1996, Superior Jewelry Company ("Superior") in July 1997, Eyecare Products UK Ltd. ("Foster Grant UK") in March 1998 and Fantasma, LLC ("Fantasma") in June 1998.

(b) Includes amortization of shareholder participation related to the issuance of the term loan and Series B preferred stock.

(c) Reflects a reduction from net income for the accretion and noncash dividends on Series A Preferred Stock. See Note 9 of the Notes to the Company's Consolidated Financial Statements.

(d) The Company was an S corporation under Section 1362 of the Internal Revenue Code until May 31, 1996. Pro forma income taxes, assuming the Company was subject to C corporation income taxes, have been provided, in the accompanying statement of operations for 1995 and 1996, at an estimated statutory rate of 40%.

(e) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with GAAP, AAi believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry because it is an indicator of the earnings available to meet the Company's debt service obligations. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining AAi's operating performance or liquidity which is calculated in accordance with GAAP. The Company recorded an extraordinary gain of $8.8 million, which is excluded from EBITDA in fiscal 2000.

(f) Does not include capital assets acquired in connection with the acquisitions of the Tempo, Foster Grant US, Superior, Foster Grant UK and Fantasma.

(g) Includes amounts outstanding under a revolving credit facility, various long-term obligations and subordinated promissory notes payable to shareholders at each applicable period.

(h) Includes preferred stock of Foster Grant Holdings, Inc. ("FG Holdings") for 1998 and 1999, and Series B Preferred Stock in 2000.

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

     On July 21, 1998, the Company sold $75 million of 10-3/4% Senior Notes due 2006 (the "Notes"). The net proceeds of approximately $71 million were used to repay outstanding indebtedness, as described below under "Liquidity and Capital Resources."

     During 2000, the Company repurchased $23.15 million face amount of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under the Company's Senior Credit Facility. The term loan is subject to the obligation of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. In conjunction with these commitments to purchase the loan participations, the Company issued 70,870 shares of Series B Preferred Stock, as described below under "Liquidity and Capital Resources".

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $20 or less. Net sales of the Company's optical products accounted for approximately 60.8%, 41.0% and 47.3% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively; net sales of the Company's costume jewelry accounted for approximately 34.3%, 38.7% and 40.3% of the Company's net sales in fiscal 2000, 1999 and 1998, respectively. The balance represented sales of synthetic leather goods, watches, clocks and other accessories which the Company has begun to de-emphasize.

     Cost of Goods Sold. The Company outsources manufacturing for all of its products, 79.2% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

     Operating Expenses. Operating expenses are comprised primarily of payroll and occupancy costs related to the Company's selling, general and administrative activities as well as depreciation and amortization. The Company incurs various costs in connection with the acquisition of new customers and new stores for existing customers, principally the cost of new product display fixtures and costs related to the purchase of the customer's existing inventory. The Company makes substantial investments in the design, production and installation of display fixtures in connection with establishing and maintaining customer relationships. The Company capitalizes the production cost of these display fixtures as long as it retains ownership of them. These costs are amortized to selling expenses on a straight-line basis over their estimated useful life, which is one to three years. If the Company does not retain title to the displays, the display costs are expensed as shipped. During fiscal 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which will be paid over a two-year period.

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of $0.3 million, $0.6 million and $0.9 million in fiscal 2000, 1999 and 1998, respectively.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 2000, 1999 and 1998, the Company capitalized approximately $0.5 million, $0.3 million and $2.3 million of these costs, respectively. Amortization expense related to these costs was approximately $1.2 million, $1.2 million and $0.2 million for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, respectively.

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

     Extraordinary Gain. During 2000, the Company repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. As a result of this transaction, the Company recognized an $8.8 million extraordinary gain, net of $6.3 million in taxes. See further discussion in "Liquidity and Capital Resources".

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. Actual EBITDA before extraordinary gain was $17.9 million, ($7.7) million and $6.6 million in fiscal 2000, 1999 and 1998, respectively. EBITDA, excluding the restructuring charge of $2.5 million (fiscal 2000), the extraordinary gain of $8.8 million (fiscal 2000), the goodwill impairment loss of $6.0 million (fiscal
1999) and the $2.6 million in restructuring charges (fiscal 1998) was approximately $20.4 million, ($1.6) million and $9.2 million in fiscal 2000, 1999 and 1998 respectively. EBITDA, including the restructuring charge and extraordinary gain was $26.7 million for the year ended December 30, 2000.

ACQUISITIONS

     During the 1990's, the Company grew rapidly through strategic acquisitions. In June 1998, the Company acquired 80% of the membership interests of Fantasma for $4.1 million in cash. The remaining 20% membership interest of Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. Fantasma is a marketer and distributor of watches and clocks.

     The acquisition was accounted for using the purchase method; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on estimated fair market value of the assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded goodwill of approximately $4.6 million, which was being amortized over 10 years. During 1999, the Company determined that the remaining goodwill related to this acquisition was impaired based on the Company's projections of future cash flows related to this asset. Accordingly, the Company recorded an impairment loss of approximately $3.9 million.

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

     As of December 30, 2000, net intangible assets as a result of acquisitions were $12.8 million.

CONSOLIDATION OF DISTRIBUTION OPERATIONS

     In the fourth quarter of 1998, the Company closed its Texas distribution center and consolidated distribution operations at its Rhode Island facility. This restructuring contributed to operating expense savings of approximately $8.0 million in fiscal 1999. In 1998, the Company incurred approximately $5.0 million of expenses related to the closing of the Texas distribution center, including a restructuring charge of $2.6 million for the write-down of disposed assets, the payment of severance benefits and expenses relating to operating inefficiencies.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Statement of Operations:

                                                                         YEAR ENDED         YEAR ENDED      YEAR ENDED
                                                                     DECEMBER 30, 2000   JANUARY 1, 2000  JANUARY 2, 1999
                                                                     -----------------  ----------------  ---------------

Net sales ..........................................................       100.0%            100.0%           100.0%
Cost of goods sold .................................................        58.3              64.4             55.4
                                                                           -----             -----            -----
Gross profit .......................................................        41.7              35.6             44.6
Operating expenses .................................................        36.7              44.2             47.1
Restructuring charge/Goodwill impairment loss ......................         1.5               4.0              1.6
                                                                           -----             -----            -----
Income (loss) from operations ......................................         3.5             (12.6)            (4.1)
Interest expense ...................................................         6.6               6.8              4.4
Other income (expense), net ........................................         0.1              (0.1)             0.3
                                                                           -----             -----            -----

Net loss before taxes and dividends and accretion on preferred stock ..     (3.0)            (19.5)            (8.2)
Income tax expense ....................................................     (0.1)             --               --
                                                                           -----             -----            -----
Net loss before extraordinary items, dividends and accretion on
  preferred stock .....................................................     (3.1)            (19.5)            (8.2)
Extraordinary gain, net ...............................................      5.3              --               --
Net income (loss) before dividends and accretion on preferred stock....      2.2             (19.5)            (8.2)
Dividends and accretion on preferred stock ............................      2.0               2.0              1.7
                                                                           -----             -----            -----
Net income (loss) applicable to common shareholders ...................      0.3%            (21.5)%           (9.9)%
                                                                           =====             =====            =====

YEAR ENDED DECEMBER 30, 2000 COMPARED TO YEAR ENDED JANUARY 1, 2000

     Net Sales. Consolidated net sales were $165.5 million for the year ended December 30, 2000 as compared to $150.7 million for the year ended January 1, 2000, an increase of 9.8% or $14.8 million. The increase in net sales is primarily attributable to increased volume in the Mass Merchandisers and Chain Drug Stores, Combo, Supermarkets segments. The Company continually evaluates its sales-allowance and return reserves. As a result of this, during the third and fourth quarter of 2000, the Company decreased its reserves related to specific customers by $1.7 million and $2.9 million, respectively, which resulted in an increase in net sales. Fourth quarter 2000 sales also benefited from improved inventory management which resulted in higher order fulfillment than in the fourth quarter of fiscal 1999. These increased sales were partially offset by the planned restructuring in the relationship of a major customer which reduced selling space, and increased competition in the jewelry product line.

     Gross Profit. Gross profit was $69.0 million for the year ended December 30, 2000 as compared to $53.7 million for the year ended January 1, 2000. Gross profit as a percentage of net sales increased to 41.7% from 35.6% primarily due to the shift in mix to higher margin optical products and lower royalty expense related to the planned de-emphasis of branded watches, clocks and other accessories. Also, in 1999, a significant promotion was conducted with a major customer, which resulted in lower than expected margin.

     Operating Expenses. Operating expenses before the restructuring charge of $2.5 million were $60.7 million for the year ended December 30, 2000 as compared to $72.7 million for the year ended January 1, 2000, a decrease of 16.5% or $12.0 million. The decrease is primarily attributable to the goodwill impairment loss of $6.0 million that was recognized during 1999 and the realignment of territories within the field service organization. In addition, selling and design expenses were significantly reduced due to the planned de-emphasis of branded watches, clocks, and other accessories.

     Interest Expense. Interest expense was $10.9 million for the year ended December 30, 2000 as compared to $10.3 million for the year ended January 1, 2000, an increase of 5.8% or $0.6 million. This resulted from additional borrowing under the Company's credit facilities to fund operations during 1999 as well as to fund increased purchases of optical products related to increased shipments as compared to the prior year. This increase was partially offset by the interest savings incurred as a result of the repurchase of $23.15 million in face amount of the Notes which occurred during the second and third quarters of 2000, net of additional interest accrued associated with the term loan and Series B Preferred Stock.

     Income Tax Expense. Income tax expense of $126,000 for fiscal 2000 represents a provision for income taxes related to foreign operations that do not have net operating losses. In addition, the Company has provided a $6.3 million provision for income taxes related to the extraordinary gain from debt extinguishment. During 2000 and 1999, the Company did not record an additional tax benefit related to its losses. This decision was based on historical and anticipated results. The effect of this decision was to increase its valuation reserve for its deferred tax assets. The Company's valuation allowance as of December 30, 2000 is approximately $16.3 million.

     Net Income (Loss). As a result of the factors discussed above, net income
(loss) before dividends and accretion on preferred stock was $3.7 million and ($29.4) million for the years ended December 30, 2000 and January 1, 2000, respectively. Net loss before dividends and accretion on preferred stock, excluding the extraordinary gain of $8.8 million and the restructure charge of $2.5 million, was $2.6 million for the year ended December 30, 2000 as compared to a net loss before dividends and accretion on preferred stock, excluding the goodwill impairment charge of $6.0 million was $23.4 million for the year ended January 1, 2000, a decrease of $20.8 million.

     Net Income (Loss) Applicable to Common Shareholders. Net income (loss) applicable to common shareholders was $0.4 million and ($32.4) million for the years ended December 30, 2000 and January 1, 2000, respectively. Net income
(loss) applicable to common shareholders, excluding extraordinary gain and the restructuring charge was $5.9 million for the year ended December 30, 2000, as compared to a loss, excluding the goodwill impairment charge of $6.0 million was $26.4 million for the year ended January 1, 2000, a decrease of $20.5 million. This decrease is attributable to the $27.3 million increase in earnings offset by the increase in interest expense.

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

     Gross Profit. Gross profit was $53.7 million for the year ended January 1, 2000 as compared to $71.5 million for the year ended January 2, 1999. Gross profit as a percentage of net sales decreased to 35.6% from 44.6% due to: (i) a decline in net sales related to higher returns and markdowns as mentioned above,
(ii) increased shipments of lower margin items in an effort to reduce inventory, and (iii) higher cost of goods sold due to an increase in labor and freight charges after the consolidation of the distribution operations due to past consolidation inefficiencies.

     Operating Expenses. Operating expenses were $72.7 million for the year ended January 1, 2000 as compared to $78.1 million for the year ended January 2, 1999, a decrease of 6.9% or $5.4 million. The decrease of $5.4 million is primarily attributable to approximately $6.4 million in savings from the consolidation and closing of the Texas distribution center into the Company's newly expanded Rhode Island facility. During 1999, the Company also recognized a goodwill impairment loss of approximately $6.0 million, the comparative effect of which is largely offset by a $2.6 million restructuring charge and a one time charge of approximately $2.4 million related to the closing of the Texas distribution center which were incurred in 1998.

     Interest Expense. Interest expense was $10.3 million for the year ended January 1, 2000 as compared to $7.0 million for the year ended January 2, 1999, an increase of 46.2% or $3.2 million. This was caused by both a higher average balance outstanding on our line of credit throughout fiscal 1999 as well as a higher interest rate on the Notes which were outstanding for the full year.

     Income Tax Expense. Income tax expense of $36,000 for fiscal 1999 represents a provision for foreign income taxes related to our foreign operations. During 1999 and 1998, the Company did not record a tax benefit related to its losses. This decision was based on historical and anticipated results. The effect of this decision was to increase its valuation reserve for its deferred tax assets. The Company's valuation allowance as of January 1, 2000 was approximately $15.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 30, 2000, the Company had cash and cash equivalents of $0.6 million and working capital of $0.6 million as compared to $2.3 million and $7.4 million, respectively at January 1, 2000. The decline in cash and cash equivalents is due to the Company's enhanced focus on utilizing worldwide cash reserves to fund payments on its Senior Credit Facility. The decline in working capital was driven by increased borrowings under the revolving note payable partially offset by an increase in trade receivables that resulted from the timing of the rollout of the 2001 optical line in the fourth quarter of 2000, as compared to the 2000 optical rollout in the first quarter of 2000.

     The Company used $4.7 million of cash in operations during 2000 as compared to generating cash of $2.6 million in 1999 and a use of cash of $3.9 million in 1998. The decrease is primarily due to the increased trade receivables in 2000 partially offset by the timing of payments in accrued expenses in 1999.

     The Company used $9.0 million of cash in investing activities during fiscal 2000, compared to $10.6 million in 1999 and $29.8 million in 1998. Cash used in investing activities decreased in fiscal 2000 as compared to fiscal 1999 as a result of a $1.8 million decrease in property, plant and equipment expenditures.

     The Company generated $12.0 million from financing activities during fiscal 2000, compared to $8.1 million in 1999 and $33.1 million in 1998. Cash generated from financing activities is primarily attributable to increased borrowings under the revolving note payable partially offset by the redemption payment on the FG Holdings preferred stock and higher payments on capital lease obligations.

     In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, FG Holdings issued 100 shares of preferred stock ("FG Preferred Stock"), which were redeemable on February 28, 2000. The redemption price which was determined with reference to the combined net sales of sunglasses, reading glasses and accessories by FG Holdings and the Company totaled $1.0 million. The Company funded the redemption in April 2000 from its Senior Credit Facility (the "Senior Credit Facility"). In addition, upon the occurrence of certain specified capital transactions, the holders of FG Preferred Stock are entitled to receive a supplemental payment of up to $3.0 million depending upon the transaction value. See Item 13, "Certain Relationships and Related Transactions."

     On July 21, 1998, the Company sold $75 million of 10-3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the credit facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to these Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998, the Notes were exchanged for 10-3/4% Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999.

     During 2000, the Company repurchased $23.15 million face amount of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and subject to the obligation of certain preferred shareholders to purchase participations in the term loan, upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001, with the remaining principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized an $8.8 million extraordinary gain, net of $6.3 million of income taxes, and wrote off $90,000 of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment was outstanding. The Company is amortizing the value related to the two six month periods (approximately $945,000) in the year ended December 30, 2000. This amount is being amortized over the one-year period as interest expense. If the participation commitment is outstanding for a period beyond twelve months, the Company will record additional value to the Series B Preferred Stock and amortize the related costs over the additional period of the participation commitment as required.

     The Company has 43,700 shares of Series A Preferred Stock outstanding which have an aggregate redemption value of $35.1 million at December 30, 2000. Each share of Series A Preferred Stock is convertible into 10 shares of Common Stock at a rate of 10 to 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon consummation of a qualified public offering of equity securities. The holders of the Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

     The Company had up to $5.5 million available for additional borrowings under the Senior Credit Facility as of December 30, 2000. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of December 30, 2000, the Company was not in compliance with certain financial covenants under the Senior Credit Facility. As of March 27, 2001, the Company received a waiver of such non-compliance from its lenders and amended its Senior Credit Facility. The Company expects to be in compliance with the modified financial covenants in the Senior Credit Facility throughout 2001. The Company incurred a fee of $75,000 payable to the lenders in connection with the amendment which was expensed in 2000.

     In November 1999, Foster Grant UK entered into a credit facility with a different bank. The facility provides for a pound sterling 1.5 million (approximately $2.2 million at December 30, 2000) overdraft line to finance working capital. Repayments under this facility fluctuate with interest at the bank's base rate (6.0% at December 30, 2000) plus 1.25% if below the facility limit of pound sterling 1.5 million and 2.25% if in excess of the agreed limit. The facility expires in December 2001. The Company had no borrowings outstanding under this facility at December 30, 2000 and, therefore, the related covenants were not in effect, as they only become effective when the Company has borrowings outstanding.

     The Company has substantial indebtedness and significant debt service obligations. As of December 30, 2000, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $85.1 million. The Company had current liabilities of approximately $68.2 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $5.6 million, minimum royalty obligations over the next two years of approximately $2.7 million and minimum payments under its operating leases of approximately $391,000. The Indenture governing the Notes permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

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

SEASONALITY AND QUARTERLY INFORMATION

     Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the fourth quarter of the fiscal year, with replenishment during the second quarter, as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's working capital requirements grow through the first half of the year to fund purchases and accounts receivable. In the second half of the year, the Company's working capital requirements decrease as accounts receivable are collected.

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

     The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition", in December 1999. The Company was required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2000. Adoption of the guidance provided in SAB No. 101 did not have a material impact on operating results.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998. The adoption of this interpretation did not have an impact on the accompanying financial statements.

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

     Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. In fiscal 1999 and 2000, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. At December 30, 2000, the Company's net investment in foreign assets was approximately $7.3 million. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

     The Company's operations in Europe are not significant and, therefore, the Company has not been materially impacted by fluctuations in the Euro exchange rate.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

     Each director of the Company is elected for a period of one year at the Company's annual meeting of shareholders and serves until his successor is duly elected by the shareholders. Vacancies and newly created directorships resulting from any increase in the number of authorized directors may be filled by a majority vote of directors then remaining in office. The holders of the Series A Preferred Stock (the "Preferred Holders," or individually, a "Preferred Holder") have the right, at their option, to designate up to two directors to the Board of Directors, as well as the right to vote on the election of directors at the annual meeting of shareholders. In addition, AAi's Articles of Incorporation provide that, in addition to other events, if the Company is in default of any of its covenants thereunder, the Preferred Holders shall have the right to elect a majority of the members of the Board of Directors. The Company is currently in default of certain such covenants. However, the Preferred Holders have not exercised their right to elect a majority of the members of the Board of Directors, but have elected one additional director.

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

     The following table sets forth information with respect to each person who is currently a director or executive officer of the Company.


NAME                                AGE     POSITION WITH THE COMPANY

Michael F. Cronin *............     47      Chairman of the Board (a), (b)
John R. Ranelli................     54      Director, President and Chief Executive Officer
John H. Flynn, Jr..............     50      Director and Executive Vice President - Sales
Stephen J. Carlotti............     58      Director and Secretary (a)
Gerald F. Cerce................     53      Director
Martin E. Franklin *...........     36      Director (b)
George Graboys.................     68      Director (a), (b)
David B. Jenkins *.............     70      Director (b)
Mark D. Kost...................     39      Chief Financial Officer and Treasurer
John R. Agre...................     37      Executive Director - International
Joseph T. Barrell..............     49      Executive Director - Operations
Howard Collins.................     54      Executive Director - Product Development
Babette Lienhard...............     50      Executive Director - Merchandising

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

     Gerald F. Cerce co-founded the Company in 1985 with Mr. Porcaro and has served as the Company's Chairman of the Board from its founding until February 2001. Mr. Cerce served as Chief Executive Officer from the Company's founding until February 2000. Mr. Cerce also served as Chairman of the Board of AAi's predecessor company, Femic, Inc., a Rhode Island jewelry manufacturer which Mr. Cerce and Mr. Porcaro acquired in 1972. Mr. Cerce serves on the Board of Trustees of Bryant College and is a former member of the Advisory Board of Citizens Savings Bank.

     John R. Ranelli has been a Director of the Company since July 1999 when he joined AAi as President and Chief Operating Officer. In February 2000, Mr. Ranelli became President and Chief Executive Officer. Prior to joining AAi, Mr. Ranelli served as Executive Vice President of Stride Rite Corporation (a multi-brand footwear company) from 1996 through 1998. Mr. Ranelli served as Chief Operating Officer for Deckers Outdoor Corporation (a footwear and apparel manufacturer) from 1995 to 1996. Mr. Ranelli is a graduate of the College of the Holy Cross and received his M.B.A. from the Amos Tuck School, Dartmouth College.

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

     Stephen J. Carlotti has been a Director of the Company since June 1996. He is an attorney and has been a partner of the firm Hinckley, Allen & Snyder LLP, since 1992 and from 1972 to 1989. He is a graduate of Dartmouth College and Yale University Law School.

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

     George Graboys has served as a Director of the Company since 1996. Mr. Graboys served as Chief Executive Officer of Citizens Bank and Citizens Financial Group, Inc. until he retired in October 1992. From January 1993 to June 1995, Mr. Graboys was Adjunct Professor and Executive-in-Residence at the University of Rhode Island School of Business. From March 1995 to June 1998, Mr. Graboys served as Chairman of the Board of Governors for Higher Education. The Board oversees the state's three institutions of higher education with operations conducted on eight campuses throughout the state.

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

     Howard B. Collins, Jr. joined AAi as Executive Director - Product Development in April 2000. Mr. Collins was a Division President of The Stride Rite Corporation, responsible for product design, engineering and production from 1997 to 2000. Mr. Collins also held senior level positions at The Timberland Company from 1991 through 1997, first running the apparel business, then the manufacturing and sourcing Divisions. Mr. Collins received his B.S. degree from the University of Utah.

     Babette A. Lienhard joined AAi as Executive Director - Merchandising in December 2000. Most recently Ms. Lienhard was the Senior Vice President for Juniors, Accessories and Shoes for Cherry & Webb, Inc. Prior to that, Ms. Lienhard was President for New World Consulting where she developed programs for Universal Studios, Warner Brothers and Disney as well as other companies. She was Vice President of Merchandising for Accessories and Dresses at Ann Taylor. Ms. Lienhard served in numerous capacities from 1972-1992 at the Macy Corporation moving from Assistant Buyer to Group Vice President of Fashion Accessories. Ms. Lienhard received her B.S. in Business Administration and Retail Management from Simmons College in Boston.

DIRECTOR COMPENSATION

     Directors who are not employees of AAi receive an annual fee of $10,000 and $500 for each committee meeting attended, as well as reimbursement for their reasonable expenses. Messrs. Ranelli and Flynn do not receive any directors' fees.

ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid or accrued by the Company to those individuals who served as its Chief Executive Officer at any time during fiscal 2000, each of its four most highly compensated executive officers who earned more than $100,000 in salary and bonus in fiscal 2000 and were employed by the Company on December 30, 2000 and each of two individuals who would have been one of the four most highly compensated executive officers but for the fact that they retired prior to December 30, 2000 (together, the "NAMED EXECUTIVE OFFICERS") for the three fiscal years ended December 30, 2000, in each case, for services rendered in all capacities to the Company during fiscal 2000:

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                      ANNUAL COMPENSATION(a)     COMPENSATION
                                                           FISCAL     ----------------------     ------------      ALL OTHER
         NAME AND PRINCIPAL POSITION                        YEAR      SALARY          BONUS       OPTIONS(#)    COMPENSATION(b)
         ---------------------------                       ------    --------       --------     ------------   ---------------

Gerald F. Cerce(c).....................................     2000     $346,380       $162,500            --         $616,616
  Chief Executive Officer and Chairman of the Board         1999      651,738             --            --           18,291
                                                            1998      651,342        145,000            --          245,576

John R. Ranelli (d)....................................     2000      379,519        185,225            --            8,325
  President and Chief Executive Officer                     1999      148,077             --        31,350            3,600
                                                            1998           --             --            --               --

John H. Flynn, Jr......................................     2000      335,408        187,937            --           15,545
  Executive Vice President-Sales                            1999      309,563             --            --           13,129
                                                            1998      309,236         75,000            --           12,905

Felix A. Porcaro, Jr.(e)...............................     2000      119,170         52,367            --          136,454
  Executive Vice President-Product Development              1999      211,928             --            --           16,907
  and Marketing                                             1998      211,673         50,000            --           13,138

Robert V. Lallo(e).....................................     2000      146,797         71,194            --           63,650
  Executive Vice President-Distribution                     1999      174,488             --            --            5,482
                                                            1998      165,229         45,000            --            6,069

John R. Agre(f)........................................     2000      202,000         60,438         6,000              650
  Executive Director - International Operations             1999       21,539             --            --               --
                                                            1998           --             --            --               --

Joseph T. Barrell(g)...................................     2000      249,124         73,422        13,500            1,263
  Executive Director - Operations                           1999       50,769             --            --               --
                                                            1998           --             --            --               --

Mark D. Kost(h)........................................     2000      232,405         86,678        11,224              730
  Chief Financial Officer                                   1999           --             --            --               --
                                                            1998           --             --            --               --


(a) The aggregate amount of perquisites and other personal benefits received from the Company by each of the Named Executive Officers was less than the lesser of $50,000 or 10% of the total of annual salary and bonus reported.

(b) Amounts paid in fiscal 2000 represent the following: (1) severance payments made by the Company to Mr. Cerce ($324,631), Mr. Porcaro ($120,838) and Mr. Lallo ($58,812); (2) medical payments reimbursed by the Company to Mr. Cerce ($7,437), Mr. Flynn ($3,908), and Mr. Porcaro ($5,680); (3) the
     Company's matching contributions under its Qualified 401(k) Plan and Non-Qualified 401(k) Excess Plan for Named Executive Officers as follows:
     Mr. Cerce ($13,494), Mr. Ranelli ($13,500), Mr. Flynn ($10,696), Mr.
     Porcaro ($6,049), Mr. Lallo ($4,764), Mr. Agre ($600), Mr. Barrell ($1,200)
     and Mr. Kost ($705); (4) premiums paid by the Company for term life insurance purchased for Named Executive Officers and not made available generally to salaried employees are as follows: Mr. Cerce ($21,054), Mr. Ranelli ($75), Mr. Flynn ($941), Mr. Porcaro ($3,887), Mr. Lallo ($75), Mr. Agre ($50), Mr. Barrell ($63) and Mr. Kost ($25); and (5) premium of $250,000 paid with respect to life insurance purchased by Company in connection with Mr. Cerce's Supplemental Executive Retirement Plan.

(c) Mr. Cerce served as Chief Executive Officer until February 2000 and terminated his employment with the Company effective June 30, 2000.

(d) Mr. Ranelli's employment with the Company commenced on July 26, 1999; he assumed the position as Chief Executive Officer in February 2000.

(e) Messrs. Porcaro and Lallo terminated their employment with the Company effective June 30, 2000 and August 31, 2000, respectively.

(f)  Mr. Agre's employment with the Company commenced in November 1999.

(g)  Mr. Barrell's employment with the Company commenced in October 1999.

(h)  Mr. Kost's employment with the Company commenced in January 2000.

STOCK PLAN

     The Company has established the 1996 Incentive Stock Plan (the "1996 Plan") which provides for the grant of awards covering a maximum of 88,000 shares of Common Stock, to officers and other key employees of the Company and non-employees who provide services to the Company or its subsidiaries. Awards under the 1996 Plan may be granted in the form of incentive stock options, non-qualified stock options, shares of common stock that are restricted, units to acquire shares of Common Stock that are restricted, or in the form of stock appreciation rights or limited stock appreciation rights.

     The following table sets forth certain information concerning the grant of stock options under the 1996 Plan to the Named Executive Officers during fiscal 2000. No options were granted to any other Named Executives in fiscal 2000.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                NUMBER OF
                                SECURITIES
                                UNDERLYING   % OF TOTAL OPTIONS
                                 OPTIONS    GRANTED TO EMPLOYEES  EXERCISE OR BASE PRICE                    GRANT DATE
NAME                            GRANTED(a)     IN FISCAL YEAR           ($/SH)             EXPIRATION DATE    VALUE
----                            ----------  --------------------  ----------------------   ---------------  ----------

John R. Agre                      6,000              12.73%             $ 32.00              3/14/2010        $ 81,660
Joseph T. Barrell                13,500              28.65%             $ 32.00              3/14/2010        $183,735
Mark D. Kost                     11,224              23.82%             $ 32.00              3/14/2010        $152,759


(a) Options vest in three equal annual installments commencing on the first anniversary of the grant date; vesting accelerates (i) upon an initial public offering, (ii) change of control of the Company or (iii) the Company attaining annual EBIT of at least $20 million.

(b) Represents the fair value of the option granted and was estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 35.53%; expected life of five years; and risk-free interest rate of 6.5%. No dividends on Common Stock were assumed for purposes of this estimate.

     The following table contains information with respect to aggregate stock options held by the Named Executive Officers as of December 30, 2000. Messrs. Cerce, Flynn, Porcaro and Lallo do not hold any stock options. No stock options were exercised by any Named Executive Officers during fiscal 2000.

                      AGGREGATE YEAR-END OPTION VALUES
                                                         VALUE OF UNEXERCISED
                                                          IN-THE-MONEY OPTION/
                      NUMBER OF SECURITIES UNDERLYING   SARs AT FISCAL END($)(a)
                       UNEXERCISED OPTIONS AT FISCAL        YEAR-END($)(a)
                                YEAR-END                    (EXERCISABLE/
NAME                    EXERCISABLE/UNEXERCISABLE           UNEXERCISABLE)
----                  --------------------------------  -----------------------

John R. Ranelli......       15,675/15,675                  $6,740/$6,740
John R. Agre.........          0/6,000                          0
Joseph T. Barrell....          0/13,500                         0
Mark D. Kost.........          0/11,224                         0

(a) Based on the December 30, 2000, price of the Common Stock being equal to $32.00, the exercise price of options granted in fiscal 2000.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements, dated as of May 31, 1996, with certain of its executive officers, including Messrs. Cerce, Flynn, Porcaro and Lallo and dated as of July 19, 1999 with Mr. Ranelli (collectively, the "Executives," each an "Executive").

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

     The employment agreements contain confidentiality provisions and provide that during the employment period and after termination of the agreement, the Company may restrict the Executive's subsequent involvement in Restricted Business Activities for two years following the date of the termination (the "Non-compete Period"). As used in the agreements, "Restricted Business Activities" means the marketing and sale of ladies' and men's consumer soft lines to retail stores, which the Company sold and marketed during the Executive's employment with the Company. Other than with the written approval of the Company, the Executive may not enter into or engage in or have a proprietary interest in the Restricted Business Activities other than the ownership of (a) the stock of the Company held by the Executive, and (b) no more than five percent of the securities of any other company which is publicly held. The Non-compete Period may be extended, at the Company's option, by three years for Messrs. Cerce and Flynn, by two years for Mr. Lallo and by one year for Mr. Porcaro, provided that the Company continues to make the payments and provide the benefits described in the preceding paragraph.

     In accordance with the terms of their respective employment agreements, each of Messrs. Cerce, Porcaro and Lallo will receive monthly severance payments for the 24 month period following the effective date of his termination of employment, which payments for fiscal 2000 are reflected under "All Other Compensation" in the Summary Compensation Table. In addition, Messrs. Cerce, Porcaro and Lallo were entitled to participate on a pro-rata basis in the Company's fiscal 2000 Executive Bonus Plan, based upon the effective date of the Executive's respective termination of employment. To date, the Company has not elected to extend the Non-compete Period as permitted under the employment agreements.

     The Company has entered into letter agreements with Messrs. Agre, Barrell and Kost. The letter agreements establish the executive's base salary and stipulate that the executive will be eligible for participation in the Company's Executive Bonus Plan and other benefit programs. Mr. Agre's letter agreement further provides for a $30,000 payment as reimbursement for relocation expenses.

     Under the letter agreements, if the Company terminates the executive's employment other than for cause, the Company is obligated to provide the executive monthly severance payments equal to one-twelfth of the executive's base salary for a twelve month period. For this purpose, "cause" constitutes (a) permanent disability under Company's long-term disability insurance coverage;
(b) failure to devote full time and reasonable best efforts to the performance of the executive's duties; (c) commission of an act of gross negligence, dishonesty, fraud, gross insubordination, malfeasance, disloyalty, bad faith or breach of trust in the performance of the executive's duties; (d) failure to observe the confidentiality and non-competition provisions of the agreement; (e) commission of a felony or act which, in the judgment of the Board of Directors of Company, subjects the executive or the Company to public disrespect, scandal or ridicule so as to materially and adversely affect the utility of executive's services to the Company; or (f) refusal to perform duties assigned to executive in good faith or violation of or failure to observe any lawful business instruction or lawful business policy established by the Company with respect to the operation of its business and affairs or the failure or refusal to substantially perform the executive's duties. Mr. Barrell's agreement also obligates the Company to pay him twelve months of severance if he resigns following a change of control and his duties or authority's have been materially reduced.

     The letter agreements contain confidentiality provisions and provide that during his employment and the twelve month period following termination of employment, the executive will not engage in or carry on, directly or indirectly, any business similar to or competing with any business carried on by the Company or directly or indirectly related to the business of providing jewelry, small leather goods, sunglasses, reading glasses and other accessories sales and services.

EXECUTIVE BONUS PLAN

     The Company maintains an Executive Bonus Plan for the purpose of providing incentives in the form of an annual cash bonus to officers and other key employees. Awards are equal to a percentage of base salaries specified in an annual plan by reference to the Company's target for EBITDA, as well as specified personal goals. Bonuses awarded to senior executives range from 30% to 50% of compensation if the targets are met. If the targets are not met, the amount of the bonuses, if any, is subject to the discretion of the Board of Directors.

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

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Company has entered into a Supplemental Executive Retirement Plan (the "Supplemental Plan") with Mr. Cerce the purpose of which is to provide supplemental retirement, death, disability and severance benefits to Mr. Cerce in consideration for his performance of services as a key executive of the Company. In order to fund the Company's obligations under the Supplemental Plan, the Company has purchased an insurance policy insuring the life of Mr. Cerce (the "Policy"). With the consent of Mr. Cerce, the Company made no contribution to the Supplemental Plan in fiscal 1999. The Company made a $250,000 contribution to the Supplemental Plan in fiscal 2000.

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

     In the event that Mr. Cerce's employment with the Company is terminated for any reason other than Retirement, death or disability, Mr. Cerce will be entitled to receive the existing cash surrender value of the Policy, payable at the discretion of the Board of Directors of the Company in a single lump sum or in monthly installments over a ten year period. However, if Mr. Cerce's termination occurs within one year after a change of control, the severance benefit will be paid in a single lump sum. By agreement, the Company will continue to make contributions to the Supplemental Plan during the 24 month severance period. Mr. Cerce's employment shall be deemed terminated for purposes of triggering the Company's payment obligations under the Supplemental Plan as of the end of the 24 month severance period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF 5% BENEFICIAL OWNERS AND DIRECTORS AND OFFICERS

     The following table sets forth certain information regarding beneficial ownership of the Company's capital stock as of March 28, 2000, by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, Series A Preferred Stock or Series B Preferred Stock; (ii) each of the Company's directors and Named Executive Officers; and (iii) all directors and current executive officers of the Company as a group:

                                           SERIES A                   SERIES B                                    COMMON STOCK
                                        PREFERRED STOCK           PREFERRED STOCK          COMMON STOCK             DILUTED (b)
                                   -------------------------------------------------------------------------------------------------
                                    NUMBER OF                 NUMBER OF                NUMBER OF              NUMBER OF
                                     SHARES                    SHARES                   SHARES                  SHARES
                                   BENEFICIALLY  PERCENT OF  BENEFICIALLY  PERCENT OF BENEFICIALLY PERCENT   BENEFICIALLY   PERCENT
NAME AND ADDRESS (a)                  OWNED        CLASS        OWNED        CLASS       OWNED     OF CLASS      OWNED      OF CLASS
--------------------               ------------ ------------ ------------ ----------- ------------ --------  ------------   --------
Gerald F. Cerce ...................      --          --            --          --      305,906       50.3%      305,906        29.3%
John R. Ranelli (c)................      --          --            --          --       15,675        2.5        15,675         1.5
Felix A. Porcaro, Jr. .............      --          --            --          --      171,000       28.1       171,000        16.4
John H. Flynn, Jr..................      --          --            --          --       28,500        4.7        28,500         2.7
Stephen J. Carlotti (d)(e).........      --          --            --          --       36,094        5.9        36,094         3.5
Michael F. Cronin (f)..............  17,100        39.1%       39,939        56.4%      19,000        3.1       190,000        18.2
Martin E. Franklin (g).............   4,750        10.9         7,488        10.6           --         --        47,500         4.5
George Graboys.....................      --          --            --          --           --         --            --          --
David B. Jenkins...................      --          --            --          --           --         --            --          --
David J. Syner (e)(h)..............      --          --            --          --       36,094        5.9        36,094         3.5
Robert V. Lallo....................      --          --            --          --       28,500        4.7        28,500         2.7
John R. Agre (c)...................      --          --            --          --        2,000          *         2,000           *
Joseph T. Barrell (c)..............      --          --            --          --        4,500          *         4,500           *
Mark D. Kost (c)...................      --          --            --          --        2,000          *         2,000           *
Weston Presidio Capital II,
   L.P. (i)........................  17,100        39.1        39,939        56.4       19,000        3.1       190,000        18.2
St. Paul Fire and Marine
  Insurance Company, St.
   Paul Venture Capital
   V, LLC(j).......................   6,840        15.7        11,719        16.5        7,600        1.3        76,000         7.3
BancBoston Ventures, Inc. (k)......   6,840        15.7         5,860         8.3        7,600        1.3        76,000         7.3
Marlin Capital, L.P. (l)...........   4,750        10.9         7,488        10.6           --         --        47,500         4.5
National City Capital
   Corporation (m).................   3,420         7.8         5,864         8.3        3,800          *        38,000         3.6
Brahman Group (n)..................   3,117         7.1            --          --           --         --        31,170         3.0
All executive officers and
   directors as a group (13
   persons) (o)....................  21,850        50.0        47,427        66.9      419,583      65.76       638,083       59.35


*    Less than one percent

(a) If applicable, beneficially owned shares include shares owned by the spouse, children and certain other relatives of the director or officer, as well as shares held by trusts of which the person is a trustee or in which he has a beneficial interest. All information with respect to beneficial ownership has been furnished by the respective directors and officers.
(b) Includes full conversion of all outstanding shares of Series A Preferred Stock into Common Stock at the current ratio of 1 for 10.
(c) Represents shares that may be acquired pursuant to presently exercisable options.

(d) Mr. Carlotti's business address is 1500 Fleet Center, Providence, Rhode Island 02903.

(e) Represents shares of Common Stock held by Mr. Carlotti and David J. Syner, as trustees of the benefit of Mr. Cerce's children.

(f) Mr. Cronin's business address is 1 Federal Street, 21st Floor, Boston, Massachusetts 02110. Includes 19,000 shares of Common Stock, 39,939 shares of Series B Preferred Stock and 17,100 shares of Series A Preferred Stock held in the name of Weston Presidio Capital II, L.P. of which Mr. Cronin is a general partner.

(g) Mr. Franklin's business address is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580. Includes 7,488 shares of Preferred Series B Preferred Stock and 4,750 shares of Series A Preferred Stock held in the name of Marlin Capital, L.P., of which Mr. Franklin's majority-owned company is the sole general partner.

(h) Mr. Syner's business address is 35 Sockanesset Crossroads, Cranston, Rhode Island 02920.

(i) The address of Weston Presidio Capital II, L.P. is 1 Federal Street, 21st Floor, Boston, Massachusetts 02110.

(j) The address of St. Paul Fire and Marine Insurance Company is c/o St. Paul Venture Capital, Inc., 8500 Normandale Lake Boulevard, Suite 1940, Bloomington, Minnesota 55437.

(k) The address of BancBoston Ventures, Inc. is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110.

(l) The address of Marlin Capital, L.P. is 555 Theodore Fremd Avenue, Suite B-302, Rye, New York 10580.

(m) The address of National City Capital Corporation is 1965 E. 6th Street, Suite 1010, Cleveland, Ohio 44114.

(n) The Brahman Group includes Brahman Partners II, L.P., Brahman Institutional Partners, L.P., B.Y. Partners, L.P. and Brahman Partners II Offshore Ltd., which are a "group" as that term is used in Section 13(d)(3) of the Exchange Act of 1934, as amended (the "Exchange Act"). The address for these shareholders is c/o Brahman Capital Corp., 277 Park Avenue, New York, New York 10172.

(o) Includes 30,083 shares that may be acquired pursuant to options which are or will become exercisable within 60 days.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LEASES OF RHODE ISLAND WAREHOUSE SITES

     The Company has an operating lease agreement for warehouse facilities with Sunrise Properties, LLC ("Sunrise Properties"), a Rhode Island limited liability company, of which Mr. Porcaro and Linda Cerce, wife of Mr. Cerce and sister of Mr. Porcaro, are members. The Company also has an operating lease agreement for warehouse facilities with 299 Carpenter Street Associates, LLC, a Rhode Island limited liability company of which Sunrise Properties and Messrs. Lallo and Flynn are members. The leased properties are located at 4 Warren Avenue, North Providence, Rhode Island and at 299 Carpenter Street, Providence, Rhode Island. The present annual rental rates for the Warren Avenue and Carpenter Street properties are $161,412 and $40,920, respectively. The Company is responsible for real estate taxes and utilities. Each lease has a three year term ending on December 31, 2001, and grants the Company an option to extend the lease for an additional three year term at the greater of the then fair market rent or the current rent adjusted for the cumulative increase in the consumer price index.

GUARANTY OF MORTGAGE NOTE

     The Company has guaranteed a mortgage note payable by Sunrise Properties in the aggregate amount of $200,000, the outstanding balance of which was paid in full during 2000.

SHAREHOLDERS AGREEMENT

     The Company and the current shareholders are parties to a Tag-along, Transfer Restriction and Voting Agreement (the "Shareholders Agreement") which requires the parties thereto, subject to the right of the Preferred Holders to elect additional directors in the event of the Company's default on certain covenants, to vote to fix the number of directors at seven and to elect as directors two persons nominated by the Preferred Holders and five persons nominated by the other parties to the Shareholders Agreement (the "Management Shareholders"). In a related Letter Agreement, Weston Presidio Capital II, L.P., a Preferred Holder, has agreed to use its best efforts to cause the nomination of and to vote all of its shares of Series A Preferred Stock for the election of Martin E. Franklin (or, in the event of his death or incapacity, the designee of Marlin Capital, L.P.) as a director of the Company, for so long as the Preferred Holders, in the aggregate, own at least 10% or 4,750 shares of Series A Preferred Stock.

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

OWNERSHIP OF PREFERRED SHARES OF FOSTER GRANT US BY LUMEN

     In connection with the purchase of Foster Grant US, the Company's wholly-owned subsidiary, issued Lumen 100 shares of Preferred Stock of Foster Grant US (the "FG Preferred Stock") which represents all of the issued and outstanding shares of FG Preferred Stock. By its terms, the FG Preferred Stock was redeemable on February 28, 2000 (the "FG Redemption Date") by payment of an amount ranging from $10,000 to $40,000 per share (the "FG Redemption Amount"), determined with reference to the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ended January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year ended December 31, 1996. The Company redeemed these securities during the second quarter of fiscal 2000 for $1.0 million.

     The Certificate of Incorporation of Foster Grant US also provides for supplemental payment to the holders of the FG Preferred Stock if the Company completes either (i) an initial public offering where the pre-money equity valuation of the Company equals or exceeds $75.0 million, (ii) a merger or similar transaction where the transaction value equals or exceeds $75.0 million or (iii) a private placement of equity securities representing more than 50% of the outstanding capital stock for consideration of not less than $37.5 million (each a "Redemption Event") subsequent to the FG Redemption Date. Upon completion of a Redemption Event, holders of FG Preferred Stock are entitled receive a payment ranging from $25,000 to $30,000 per share (the "Redemption Event Amount"), to be determined with reference to, as the case may be, either the pre-money valuation of the Company immediately prior to the initial public offering or the proceeds of the merger or similar transaction or private equity placement. If the transaction value does not equal or exceed the threshold amounts, no supplemental payment is due.

LEGAL SERVICES

     Stephen J. Carlotti, a partner of Hinckley, Allen & Snyder LLP, is a director and the secretary of the Company and, as trustee, is the holder of 5.9% of the Common Stock. Hinckley, Allen & Snyder LLP, provides legal services to the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     Financial Statements are listed in the index of this Annual Report.

(2)  Exhibits

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------

      3.1.1(1)      Restated Articles of Incorporation of AAi.FOSTERGRANT, Inc.

      3.1.2(5) Articles of Amendment to Articles of Incorporation of AAi.FOSTERGRANT, Inc. filed on June 9, 2000.

      3.1.3(6) Articles of Amendment to Articles of Incorporation of AAi.FOSTERGRANT, Inc. filed on August 11, 2000.

      3.2(1)        Amended and Restated By-laws of AAi.FOSTERGRANT, Inc.

      4.1(1) Indenture dated as of July 21, 1998, by and among AAi.FOSTERGRANT, Inc. ("AAi"), its domestic subsidiaries named therein (the "Guarantors") and IBJ Schroder Bank & Trust Company, as Trustee, with respect to the Series A and Series B 10 3/4% Senior Notes due 2006.

      4.2(1) Purchase Agreement dated as of July 16, 1998, by and among AAi, the Guarantors and NationsBanc Montgomery Securities LLC, Prudential Securities Incorporated and BancBoston Securities Inc.

      9.1(1)        Letter Agreement of Weston Presidio Capital II, L.P.
                    regarding voting of the Preferred Stock of AAi dated December 9, 1996.

      9.2(1) Tag-Along Transfer Restriction and Voting Agreement among AAi, Weston Presidio Capital, II, L.P. and certain other investors and certain shareholders of the Company dated May 31, 1996, as amended on December 11, 1996.

     10.1(1) Second Amended and Restated Financing and Security Agreement by and among AAi, certain of its Subsidiaries, NationsBank, N.A., as agent, and other lenders party thereto, dated July 21, 1998.

     10.1.1(2)      First Amendment to Second Amended and Restated Financing and
                    Security Agreement dated as of May 7, 1999.

     10.1.2(3)      Second Amendment to Second Amended and Restated Financing
                    and Security Agreement dated as of March 24, 2000.

     10.1.3(5)      Third Amendment to Second Amended and Restated Financing and
                    Security Agreement dated as of June 12, 2000.

     10.1.4(6)      Fourth Amendment to Second Amended and Restated Financing
                    and Security Agreement dated as of August 14, 2000.

     10.1.5 Fifth Amendment to Second Amended and Restated Financing and Security Agreement dated as of March 27, 2001.

     10.2(1) Agreement of Amendment, Termination & Modification between AAi, Bolle, Inc., Foster Grant Group, LP and Foster Grant Holdings, Inc. dated June 1998.

     10.3(1) Stock Purchase Agreement by and among AAi, BEC Group, Inc., Foster Grant Group, L.P. and Foster Grant Holdings, Inc., dated May 31, 1996, as amended by a side letter dated December 11, 1996.

     10.4.1(1)      Securities Purchase Agreement among AAi, Weston Presidio
                    Capital II, L.P. and certain other investors, dated May 31, 1996.

     10.4.2(1)      First Amendment to Securities Purchase Agreement among AAi,
                    Weston Presidio Capital II, L.P. and certain other investors, dated October 1, 1998.

     10.5(1) Registration Rights Agreement among AAi, Weston Presidio Capital II, L.P. and certain other investors and certain shareholders of the Company dated May 31, 1996, as amended on December 11, 1996.

     10.6(1)        Incentive Stock Plan of AAi.+

     10.6.1(3)      Amendment to Incentive Stock Plan.+

     10.7(1) Employment Agreement between AAi and Gerald F. Cerce dated May 31, 1996.+

     10.8(2) Employment Agreement between AAi and John R. Ranelli dated July 19, 1999.+

     10.9(1)        Employment Agreement between AAi and John H. Flynn, Jr.
                    dated May 31, 1996.+

     10.10(1) Employment Agreement between AAi and Robert V. Lallo dated May 31, 1996.+

     10.11(1) Employment Agreement between AAi and Felix A. Porcaro, Jr. dated May 31, 1996.+

     10.12(1) Supplemental Executive Retirement Plan between AAi and Gerald F. Cerce dated September 29, 1994, as amended on December 29, 1995 and May 31, 1996.+

     10.13(1)       Executive Bonus Plan.+

     10.14(1)       Non-Qualified Excess 401(k) Plan.+

     10.15(3) Employment Agreement between AAi and Mark D. Kost dated December 15, 1999.+

     10.16(3) Employment Agreement between AAi and John R. Agre dated November 3, 1999.+

     10.17(3) Employment Agreement between AAi and Joseph T. Barrell dated September 15, 1999.+

     10.18(5) Employment Agreement between AAi and Howard Collins dated March 24, 2000.+

     10.19 Employment Agreement between AAi and Babette Lienhard dated December 22, 2000.+

     21.1           Subsidiaries of AAi.

(1) Previously filed as an exhibit to the Company's Registration Statement No. 333-61119 on Form S-4 and by this reference is incorporated herein.

(2) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 3, 1999 and by this reference incorporated herein.

(3) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended October 1, 1999 and by this reference incorporated herein.

(4) Previously filed as an exhibit to the Company's Form 10-K for the fiscal year ended January 1, 2000 and by this reference incorporated herein.

(5) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended July 1, 2000 and by this reference incorporated herein.

(6) Previously filed as an exhibit to the Company's Form 10-Q for the fiscal quarter ended September 30, 2000 and by this reference incorporated herein.

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

                                        AAI.FOSTERGRANT, INC.


Date: March 29, 2001                    By: /s/ John R. Ranelli
                                           -------------------------------------
                                           John R. Ranelli
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Ranelli                       /s/ Mark D. Kost..
----------------------------------------  --------------------------------------------
John R. Ranelli                           Mark D. Kost
Director, President, and                  Chief Financial Officer
Chief Executive Officer                   (Principal Financial and Accounting Officer)
(Principal Executive Officer)             Date: March 29, 2001
Date: March 29, 2001

/s/ Gerald F. Cerce                       /s/ Stephen J. Carlotti
----------------------------------------  --------------------------------------------
Gerald F. Cerce, Director                 Stephen J. Carlotti, Director
Date: March 29, 2001                      Date: March 29, 2001

/s/ Michael F. Cronin                     /s/ John H. Flynn, Jr.
----------------------------------------  --------------------------------------------
Michael F. Cronin, Chairman of the Board  John H. Flynn, Jr., Director
Date: March 29, 2001                      Date: March 29, 2001

/s/ Martin E. Franklin                    /s/ George Graboys
----------------------------------------  --------------------------------------------
Martin E. Franklin, Director              George Graboys, Director
Date: March 29, 2001                      Date: March 29, 2001


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                   AS OF JANUARY 1, 2000 AND DECEMBER 30, 2000
                         TOGETHER WITH AUDITORS' REPORT

                                      INDEX

                                                                                   PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                            F-1

CONSOLIDATED BALANCE SHEETS AS OF JANUARY 1, 2000 AND DECEMBER 30, 2000             F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE YEARS ENDED JANUARY 2,
1999, JANUARY 1, 2000 AND DECEMBER 30, 2000                                         F-3

CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK, SHAREHOLDERS' DEFICIT
AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED JANUARY 2, 1999, JANUARY 1,
2000 AND DECEMBER 30, 2000                                                          F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 2, 1999,
JANUARY 1, 2000 AND DECEMBER 30, 2000                                               F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                          F-6


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of AAi.FosterGrant, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of AAi.FosterGrant, Inc. (a Rhode Island corporation) and subsidiaries as of January 1, 2000 and December 30, 2000 and the related consolidated statements of operations, redeemable preferred stock, shareholders' deficit and comprehensive income
(loss) and cash flows for each of the three years in the period ended December 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AAi.FosterGrant, Inc. and subsidiaries as of January 1, 2000 and December 30, 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States.


                                       /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 27, 2001

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS
                                                                         JANUARY 1, DECEMBER 30,
                                                                           2000        2000
                                                                         ---------- ------------

CURRENT ASSETS:
   Cash and cash equivalents........................................      $  2,289   $    578
   Accounts receivable, less reserves of approximately $12,804 and
   $9,370...........................................................        22,231     32,839
   Inventories......................................................        33,025     33,083
   Prepaid expenses and other current assets........................           794      1,280
   Deferred tax assets..............................................         3,743        980
                                                                          --------   --------
     Total current assets...........................................        62,082     68,760
                                                                          --------   --------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land.............................................................         1,233      1,233
   Building and improvements........................................         5,386      5,760
   Display fixtures.................................................        14,857     14,056
   Furniture, fixtures and equipment................................        11,166     13,183
   Leasehold improvements...........................................         2,834      2,815
   Equipment under capital leases...................................         1,604      1,903
                                                                          --------   --------
                                                                            37,080     38,950

LESS -- ACCUMULATED DEPRECIATION AND AMORTIZATION...................        17,688     20,292
                                                                          --------   --------
                                                                            19,392     18,658
                                                                          --------   --------
OTHER ASSETS:
   Advances to officers/shareholders................................            74         68
   Deferred costs...................................................         1,143        411
   Deferred tax assets..............................................         5,319      2,009
   Investments in affiliates........................................         1,291      1,220
   Intangible assets, net of accumulated amortization of $4,095
   and $2,497.......................................................        13,486     12,830
   Other assets, net of accumulated amortization of $878 and $1,758.         5,080      4,215
                                                                          --------   --------
                                                                            26,393     20,753
                                                                          --------   --------
     Total assets...................................................      $107,867   $108,171
                                                                          ========   ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable..........................      $ 11,000   $ 25,263
   Redeemable preferred stock of a subsidiary.......................         1,000         --
   Current maturities of long-term obligations......................           902      1,427
   Deferred compensation-- current portion..........................            10         10
   Accounts payable.................................................        16,414     21,380
   Accrued expenses.................................................        23,253     17,678
   Accrued income taxes.............................................         2,104      2,403
                                                                          --------   --------
     Total current liabilities......................................        54,683     68,161
                                                                          --------   --------

10 3/4% Series B Senior Notes Due 2006..............................        75,000     51,850
Long-term obligations, less current maturities......................           420      6,561
Deferred compensation, less current portion.........................         1,662      1,287
Commitments and contingencies (Note 14)
Redeemable Preferred Stock of a Subsidiary..........................            --         --
   Authorized -- 200,000 shares
Series A redeemable convertible Preferred stock, $.01 par
   value -- Designated, issued and outstanding -- 43,700
   shares stated at redemption value................................        31,864     35,147
Series B redeemable Preferred stock, $.01 par value --
   Designated - 75,000 shares Issued and outstanding --
   70,870 shares stated at redemption value.........................            --        945
SHAREHOLDERS' DEFICIT:
   Common stock, $0.01 par value
     Authorized -- 4,800,000 shares
     Issued and outstanding-- 608,000 shares........................             6          6
   Additional paid-in capital.......................................           270        270
   Accumulated other comprehensive items............................          (122)      (575)
   Accumulated deficit..............................................       (55,916)   (55,481)
                                                                          --------   --------
     Total shareholders' deficit....................................       (55,762)   (55,780)
                                                                          --------   --------
     Total liabilities and shareholders' deficit....................      $107,867   $108,171
                                                                          ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED
                                                                            ------------------------------------
                                                                            JANUARY 2,  JANUARY 1,  DECEMBER 30,
                                                                               1999       2000         2000
                                                                            ----------  ----------  ------------
NET SALES.............................................................      $ 160,325    $150,680    $165,542

COST OF GOODS SOLD....................................................         88,823      96,973      96,589
                                                                            ---------    --------    --------

     Gross profit.....................................................         71,502      53,707      68,953

SELLING EXPENSES......................................................         49,315      41,645      42,928

GENERAL AND ADMINISTRATIVE EXPENSES...................................         26,220      25,072      17,726

RESTRUCTURING CHARGES AND GOODWILL IMPAIRMENT LOSS....................          2,600       6,018       2,500
                                                                            ---------    --------    --------

     (Loss) income from operations....................................         (6,633)    (19,028)      5,799

EQUITY IN LOSSES OF INVESTMENTS IN AFFILIATES.........................            (76)         --          --

MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARY................           (187)        (91)        (56)

INTEREST EXPENSE......................................................         (7,010)    (10,250)    (10,929)

OTHER INCOME (EXPENSE), NET...........................................            753         (20)        192
                                                                            ---------    --------    --------

     Loss before income tax...........................................        (13,153)    (29,389)     (4,994)

INCOME TAX EXPENSE....................................................             --         (36)       (126)
                                                                            ---------    --------    --------

     Net loss before extraordinary items..............................        (13,153)    (29,425)     (5,120)

Extraordinary gain, net of $6.3 million in taxes......................             --          --       8,838
                                                                            ---------    --------    --------

     Net (loss) income before dividends and accretion on
       preferred stock................................................        (13,153)    (29,425)      3,718

DIVIDENDS AND ACCRETION ON PREFERRED STOCK............................          2,779       3,002       3,283
                                                                            ---------    --------    --------

     Net (loss) income applicable to common shareholders..............      $ (15,932)   $(32,427)   $    435
                                                                            =========    ========    ========


  The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK,
              SHAREHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    SERIES A REDEEMABLE
                                                         CONVERTIBLE         SERIES B REDEEMABLE
                                                       PREFERRED STOCK         PREFERRED STOCK        COMMON STOCK     ADDITIONAL
                                                    --------------------     -------------------     ----------------  ----------
                                                              REDEMPTION              REDEMPTION                 PAR    PAID-IN
                                                     SHARES      VALUE       SHARES     VALUE        SHARES     VALUE   CAPITAL
                                                    -------   ----------     ------   ----------     -------    -----   ---------
       BALANCE, DECEMBER 31, 1997 .............     43,700      26,083         --       --           608,000      6      270

Dividends and accretion on Series A Preferred
  Stock .......................................         --       2,779         --       --                --      -       --

Foreign currency translation adjustment (not
  tax effected) ...............................         --          --         --       --                --      -       --
Net loss ......................................         --          --         --       --                --      -       --

Comprehensive loss for the year ended                   --          --         --       --                --      -       --
  January 2, 1999
                                                    ------     -------     ------     ----           -------     --     ----
       BALANCE, JANUARY 2, 1999 ...............     43,700      28,862         --       --           608,000      6      270

Dividends and accretion on Series A
  Preferred Stock .............................         --       3,002         --       --                --      -       --

Foreign currency translation adjustment
  (not tax effected) ..........................         --          --         --       --                --      -       --
Net loss ......................................         --          --         --       --                --      -       --

Comprehensive loss for the year ended
  January 1, 2000 .............................         --          --         --       --                --      -       --
                                                    ------     -------     ------     ----           -------     --     ----
       BALANCE, JANUARY 1, 2000 ...............     43,700      31,864         --       --           608,000      6      270

Issuance of Series B Redeemable Preferred
  Stock in connection with term loans .........         --          --     70,870      945                --     --

Dividends and accretion on Series A
  Preferred Stock .............................         --       3,283         --       --                --      -       --

Foreign currency translation adjustment
  (not tax effected) ..........................         --          --         --       --                --      -       --
Net income ....................................         --          --         --       --                --      -       --

Comprehensive income for the year ended
  December 30, 2000 ...........................         --          --         --       --                --      -       --
                                                    ------     -------     ------     ----           -------     --     ----

       BALANCE, DECEMBER 30, 2000 .............     43,700     $35,147     70,870     $945           608,000     $6     $270
                                                    ======     =======     ======     ====           =======     ==     ====



                                                                                     TOTAL
                                              ACCUMULATED OTHER    ACCUMULATED    SHAREHOLDERS'   COMPREHENSIVE NET
                                             COMPREHENSIVE ITEMS    DEFICIT         DEFICIT         INCOME (LOSS)
                                             -------------------   -----------    -------------   -----------------
       BALANCE, DECEMBER 31, 1997 ........           (78)           (7,557)         (7,359)               --

Dividends and accretion on Series A
  Preferred Stock ........................            --            (2,779)         (2,779)               --

Foreign currency translation adjustment
  (not tax effected) .....................          (211)               --            (211)             (211)
Net loss .................................            --           (13,153)        (13,153)          (13,153)

Comprehensive loss for the year ended
  January 2, 1999 ........................            --                --                           (13,364)
                                                   -----          --------        --------          --------
       BALANCE, JANUARY 2, 1999 ..........          (289)          (23,489)        (23,502)               --

Dividends and accretion on Series A
  Preferred Stock ........................            --            (3,002)         (3,002)               --

Foreign currency translation adjustment
  (not tax effected) .....................           167                --             167               167
Net loss .................................            --           (29,425)        (29,425)          (29,425)

Comprehensive loss for the year ended
  January 1, 2000 ........................            --                --              --           (29,258)
                                                   -----          --------        --------          --------

       BALANCE, JANUARY 1, 2000 ..........          (122)          (55,916)        (55,762)               --

Issuance of Series B Redeemable Preferred
  Stock in connection with term loans.....            --                --              --                --

Dividends and accretion on Series A
  Preferred Stock ........................            --            (3,283)         (3,283)               --

Foreign currency translation adjustment
  (not tax effected) .....................          (453)               --            (453)             (453)
Net income ...............................            --             3,718           3,718             3,718
                                                   -----          --------        --------          --------
Comprehensive income for the year ended
  December 30, 2000 ......................            --                --              --          $  3,265
                                                   -----          --------        --------          ========
       BALANCE, DECEMBER 30, 2000 ........         $(575)         $(55,481)       $(55,780)
                                                   =====          ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                   YEARS ENDED
                                                                                     -----------------------------------------
                                                                                     JANUARY 2,     JANUARY 1,    DECEMBER 30,
                                                                                        1999           2000           2000
                                                                                     ----------     ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income .............................................................     $(13,153)     $(29,425)      $  3,718
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating by operating activities, net of acquisitions--
    Depreciation and amortization ...............................................       12,792        11,489         11,937
  Extraordinary gain on early extinguishments of debt ...........................           --            --         (8,838)
  Goodwill impairment loss ......................................................           --         6,018             --
  Equity in losses of investments in affiliates .................................           76            --             --
  Minority interest in income of consolidated subsidiary ........................          187            91             --
  Loss on barter transaction ....................................................          187            --             --
  Cumulative foreign currency translation adjustment ............................         (211)          167             --
  Amortization of deferred costs related to issuance of 10 3/4% senior
     notes due 2006 .............................................................          212           551            880
  Deferred interest on subordinated promissory notes payable ....................          140            --             --

  Changes in assets and liabilities, net of acquisitions--
    Accounts receivable .........................................................       (7,706)        7,086        (10,814)
    Inventories .................................................................         (199)        4,137            (64)
    Prepaid expenses and other current assets ...................................           73           747           (248)
    Deferred costs ..............................................................       (2,309)         (251)          (459)
    Accounts payable ............................................................       (3,844)       (1,523)         4,877
    Accrued expenses ............................................................       10,006         3,551         (5,684)
    Accrued income taxes .........................................................        (154)          (26)            26
                                                                                      --------      --------       --------
     Net cash (used in) provided by operating activities ........................       (3,903)        2,612         (4,669)
                                                                                      --------      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received ............................................       (9,464)           --             --

  Purchase of property, plant and equipment .....................................      (16,882)      (10,475)        (8,742)

  Advances to officers/shareholders .............................................       (3,511)           (5)
  Decrease in investments in affiliates .........................................           13            --             --
  Decrease (increase) in other assets ...........................................           91          (123)          (298)
                                                                                      --------      --------       --------
     Net cash used in investing activities ......................................      (29,753)      (10,603)        (9,046)
                                                                                      --------      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings under revolving note payable ......................      (25,022)        8,424         14,263
  Proceeds from term note payable ...............................................       13,222            --             --
  Payments on term note payable .................................................      (13,222)           --             --

  Proceeds from issuance of long-term debt ......................................           --            --          7,087

  Repurchase of 10-3/4% Series B Senior Notes due 2006 ..........................           --            --         (7,087)
  Payments on subordinated notes ................................................       (2,132)           --             --
  Proceeds from 10 3/4% senior notes due 2006 ...................................       75,000            --             --
  Costs related to issuance of 10 3/4% senior notes due 2006 ....................       (3,713)           --             --

  Payments on long-term obligations .............................................      (11,026)         (333)          (979)

  Payments on deferred compensation .............................................          (23)          (18)          (236)

  Redemption of Preferred Stock of a subsidiary .................................           --            --         (1,000)
                                                                                      --------      --------       --------
     Net cash provided by financing activities ..................................       33,084         8,073         12,048
                                                                                      --------      --------       --------

  Effect of exchange rate changes on cash and cash equivalents ..................           --            --            (44)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............................         (572)           82         (1,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..................................        2,779         2,207          2,289
                                                                                      --------      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................     $  2,207      $  2,289       $    578
                                                                                      ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
     Interest ...................................................................     $  3,936      $  8,513       $ 10,719
                                                                                      ========      ========       ========
     Income taxes ...............................................................     $    597      $     17       $     77
                                                                                      ========      ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  Conversion of leasehold improvements to building improvements .................     $  1,393      $     --       $     --
                                                                                      ========      ========       ========
  Acquisition of equipment under capital lease obligations ......................     $    557      $    249       $    557
                                                                                      ========      ========       ========
  Offset of advances to officers/shareholders against
    subordinated promissory notes payable to officers/shareholders ..............     $  3,495      $     --       $     --
                                                                                      ========      ========       ========
  Increase in cash surrender value of officers life insurance policy ............     $    361      $    213       $    188
                                                                                      ========      ========       ========
  Exchange of inventory for barter credits ......................................     $    947      $     --       $     --
                                                                                      ========      ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS RELATED TO ACQUISITIONS:
  During fiscal 1997 and 1998, the Company acquired Superior, Foster Grant UK and Fantasma, as described in Note 2. These acquisitions are summarized as
    follows - Fair value of assets acquired, excluding cash .....................     $ 15,672      $     --       $     --
  Payments in connection with the acquisitions, net of cash acquired ............       (9,464)           --             --
                                                                                      --------      --------       --------
  Liabilities assumed and notes issued ..........................................     $  6,208      $     --       $     --
                                                                                      ========      ========       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     AAi.FosterGrant, Inc. and Subsidiaries (the Company) is a value-added distributor of accessories, such as optical products, costume jewelry, watches, clocks and other accessories, to mass merchandisers, variety stores, chain drug stores and supermarkets in North America and the United Kingdom.

     For the year ended December 30, 2000, the Company reported income from operations of approximately $5.8 million and used $4.7 million in cash from operations. As of December 30, 2000, the Company had accumulated deficit of approximately $55.5 million. The Company has not met the financial covenants related to its Senior Credit Facility for the last three fiscal years. The covenants under the Senior Credit Facility have been renegotiated each of the last three years (see Note 5). Management has initiated plans to reduce its operating expenses and increase its cash flow from operations to meet the modified financial covenants under the Senior Credit Facility. Failure to achieve these plans or comply with the revised covenants under its Senior Credit Facility could have a material adverse effect on the Company's results of operations and financial condition.

     The accompanying consolidated financial statements reflect the application of certain significant accounting policies, as discussed below and elsewhere in the notes to consolidated financial statements.

     (a)  Principles of Consolidation

          The accompanying consolidated financial statements include the results of operations of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     (b)  Change in Fiscal Year-End

          During 1998, the Company elected to change its fiscal year-end from December 31, to the Saturday closest to December 31.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (d)  Inventories

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (in thousands):

                                                JANUARY 1,  DECEMBER 30,
                                                   2000        2000
                                                ----------  ------------
          Finished goods                         $ 29,695    $ 26,881
          Work-in-process and raw materials         3,330       6,202
                                                 --------    --------
                                                 $ 33,025    $ 33,083
                                                 ========    ========

          Finished goods inventory consists of material, labor and manufacturing overhead.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     (e)  Advertising Costs

          Advertising costs, which are included in selling expense, are expensed when the advertisement first takes place. Advertising expense was approximately $1.1 million, $2.0 million and $1.4 million for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively. Prepaid advertising production costs were $132,000 at January 2, 1999 and $49,500 at December 30, 2000 and are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The Company had no prepaid advertising production costs at January 1, 2000.

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

     (g)  Intangible and Other Long-Lived Assets

          Intangible assets consist of goodwill and trademarks, which are being amortized on the straight-line basis over estimated useful lives of 10 to 40 years. Intangible assets primarily relate to the Company's acquisitions of various businesses, as discussed in Note 2 to these consolidated financial statements. In determining the estimated lives of these intangible assets, the Company evaluates various factors including but not limited to: nature of business, existing distribution channels, brand recognition of acquired products, customer base and length of time in which an acquired business has been in existence. Amortization expense was approximately $1.4 million, $1.4 million and $0.7 million for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     (i)  Restructuring Charge

          In April 1998, the Company adopted a formal plan to close its Texas distribution center. The Company recorded a restructuring charge of $2.6 million during the year ended January 2, 1999 in connection with this plant closing.

          In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002. Through December 30, 2000, severance benefits of approximately $896,000 were paid to the three executives. Details of the 1998 and 2000 restructuring charge are as follows:

                                                             ACCRUED                 ACCRUED                               RESERVE
                           1998                             EXPENSES,               EXPENSES,       2000                   BALANCE
                     RESTRUCTURING  WRITE-DOWN  FISCAL 1998 JANUARY 2,  FISCAL 1999 JANUARY 1,  RESTRUCTURING    2000      DECEMBER
                        CHARGE      OF ASSETS    PAYMENTS     1999       PAYMENTS      2000        CHARGE      PAYMENTS    30, 2000
                     -------------  ----------  ----------- ----------  ----------- ----------  -------------  --------    --------

Severance accrual      $ 1,084      $    --       $ 430       $ 654       $ 649          $5       $2,500         $901       $1,604
Write-down of
  assets to be
  disposed               1,516        1,516          --          --          --          --           --           --           --
                       -------      -------       -----       -----       -----          --       ------         ----       ------
                       $ 2,600      $ 1,516       $ 430       $ 654       $ 649          $5       $2,500         $901       $1,604
                       =======      =======       =====       =====       =====          ==       ======         ====       ======

          The 1998 severance accrual represents severance payments due to 40 office and distribution employees. Through December 30, 2000, all of these 40 employees were terminated and severance benefits of $1,084,000 were paid.

     (j)  Customer Acquisition Costs

          The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multiyear agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with most of these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expenses when incurred. The Company expensed customer acquisition costs of approximately $0.9 million, $0.6 million and $0.3 million for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

          The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer and the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During fiscal 1998, 1999 and 2000 the Company capitalized approximately $2.3 million, $0.3 million and $0.5 million of these costs in the accompanying consolidated balance sheets. Amortization expense related to these costs was approximately $0.2 million, $1.2 million and $1.2 million for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively, and is included in selling expenses in the accompanying statements of operations.

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

     (l)  Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally accounts receivable. A significant portion of its business activity is with domestic mass merchandisers whose ability to meet their financial

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

          obligations is dependent on economic conditions germane to the retail industry. During recent years, many major retailers have experienced significant financial difficulties and some have filed for bankruptcy protection; other retailers have begun to consolidate within the industry. The Company sells to certain customers in bankruptcy, as well as those consolidating within the industry. To reduce credit risk, the Company routinely assesses the financial strength of its customers and purchases credit insurance, as it deems appropriate.

     (m)  Disclosure of Fair Value of Financial Instruments

          The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and debt. The carrying amounts of the Company's financial instruments, excluding the 10 3/4% Series B Senior Notes due 2006 (the Notes), approximate fair value. The Company's Notes had a carrying value of approximately $75.0 million at January 2, 1999 and $51.9 million (after the repurchase of $23.15 million) at December 30, 2000. The Company has determined the fair value of the Notes based on the current trading prices to be $18.2 million at December 30, 2000.

     (n)  Net Loss per Share

          During the year ended December 30, 2000, the Company eliminated its earning per share disclosure. This decision was based on the fact that the Company does not have common stock or potential common stock that is traded in a public market, as required by SFAS No. 128, "Earnings Per Share", and the Company's common stock does not have a readily ascertainable fair market value.

     (o)  Use of Estimates

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

          Significant estimates in the Company's financial statements include sales returns and allowances. The Company continually evaluates its sales return and allowance reserves based upon contractual agreements and historical experience. During the third and fourth quarter of 2000, the Company decreased its reserves related to specific customers by $1.7 million and $2.9 million, respectively.

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

          The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", in December 1999. The Company was required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, no later than the fourth quarter of fiscal 2000. Adoption of the guidance provided in SAB No. 101 did not have a material impact on operating results.

          In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998. The adoption of this interpretation did not have an impact on the accompanying financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)
(2)  ACQUISITIONS

     In June 1998, the Company acquired an 80% interest in Fantasma, LLC (Fantasma) for approximately $4.1 million in cash. The remaining 20% interest in Fantasma was held by a previous member of Fantasma. As a result of the termination of the employment of this member, in April 1999, the Company acquired this 20% interest effective September 1, 1999. Accordingly, the Company currently holds 100% of the Fantasma member interests. The acquisition was accounted for using the purchase method; accordingly, the results of operations of Fantasma from the date of acquisition are included in the Company's consolidated statements of operations. The purchase price was allocated based on the estimated fair market value of assets and liabilities at the date of acquisition. In connection with the purchase price allocation, the Company recorded approximately $4.6 million of goodwill, which was being amortized ratably over 10 years. During 1999, the Company determined that the remaining goodwill related to this acquisition was impaired based on the Company's projections of future cash flows related to this product line. Accordingly, the Company recorded an impairment of approximately $3.9 million (see Note
     1g).

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

     The components of the income tax (benefit) expense are as follows (in thousands):

                                             FOR THE YEARS ENDED
                                   ----------------------------------------
                                   JANUARY 2,    JANUARY 1,    DECEMBER 30,
                                   ----------   -----------    ------------
                                      1999          2000           2000
Current -
   Federal..................        $    --      $      --       $    --
   State....................            (33)             6            --
   Foreign..................             --             36           126
                                    -------      ---------       -------
                                        (33)            42           126
Deferred -
   Federal..................         (3,054)        (9,042)        3,925
   State....................           (625)        (1,281)        1,064
                                    -------      ---------       -------
                                     (3,679)       (10,323)        4,989
                                    -------      ---------       -------

Increase in valuation allowance       3,712         10,317         1,357
                                    -------      ---------       -------
                                    $    --      $      36       $ 6,472
Less amount attributable to
   extraordinary gain                    --             --        (6,346)
                                    -------      ---------       -------
                                    $    --      $      36       $   126
                                    =======      =========       =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                          FOR THE YEARS ENDED
                                                ---------------------------------------
                                                JANUARY 2,    JANUARY 1,   DECEMBER 30,
                                                ----------    ----------   ------------
                                                   1999          2000          2000

Income tax provision at federal statutory rate     (34.0)%       (34.0)%       (34.0)%
Decrease in tax resulting from State tax
   provision, net of federal

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     benefit..................................      (4.1)         (2.9)           --
   Foreign....................................      (1.5)          0.1           1.5
   Nondeductible expenses.....................       1.5           1.8           4.8
   Increase in valuation allowance and
     other, net...............................      38.1          35.0          30.2
                                                   -----         -----         -----
Actual effective tax rate expense.............        --%           --%          2.5%
                                                   -----         -----         -----

     Deferred income taxes relate to the following temporary differences (in thousands):

                                             JANUARY 1,  DECEMBER 30,
                                                2000          2000
                                             ----------  ------------
Nondeductible reserves....................    $  7,318    $  3,489
Nondeductible accruals....................       2,199       1,683
Customer acquisition costs................      (1,716)     (1,904)
Other.....................................          21          47
                                              --------    --------
     Gross deferred tax assets............       7,822       3,315
Less-- Valuation allowance................      (4,079)     (2,335)
                                              --------    --------
     Net current deferred tax assets......    $  3,743    $    980
                                              ========    ========
Net operating loss carryforwards..........    $ 13,454    $ 13,572
Tax basis of property and equipment.......         414        (236)
Goodwill amortization.....................       2,353       2,496
Other.....................................          --         180
                                              --------    --------
     Gross long term deferred tax assets        16,221      16,012
Less-- Valuation allowance................     (10,902)    (14,003)
                                              --------    --------
     Net long term deferred tax assets .      $  5,319    $  2,009
                                              ========    ========

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be recognized. The Company has approximately $39.8 million of net operating loss carryforwards, which expire through 2020.

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

     During fiscal 1998, the Company made advances to the Subchapter S corporation shareholders to pay a portion of the income tax owed by them with respect to the Company's Subchapter S corporation earnings resulting from an income tax audit. The Company agreed to make advances to these shareholders to pay their tax liabilities, the aggregate amount of which was approximately $3.4 million. These advances are evidenced by promissory notes and bear interest at an annual rate equal to the Applicable Federal Rate (6.1% at December 30, 2000). Principal and accrued interest are payable on demand. These advances and their related interest were offset against the subordinated notes payable to shareholders that were due to these shareholders of approximately $3.5 million. The remaining amounts have been included in long-term other assets in the accompanying consolidated balance sheets.

(4)  REDEEMABLE NONVOTING PREFERRED STOCK OF A SUBSIDIARY

     In connection with the purchase of Foster Grant US in December 1996, the Company's wholly owned subsidiary, FG Holdings, issued 100 shares of FG Preferred Stock, which represents all of the issued and outstanding shares of FG Preferred Stock. The FG Preferred Stock was to be redeemed on February 28, 2000 (the FG Redemption Date) by payment of an amount ranging from $1.0

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     million to $4.0 million (the FG Redemption Amount), determined based on the combined net sales of sunglasses, reading glasses and accessories by Foster Grant US and the Company for the year ended January 1, 2000, excluding an amount equal to the net sales by the Company for such items for the year ended December 31, 1996. Any increase in the redemption amount would be recorded as goodwill. Based on the actual net sales for fiscal 1999, the FG Redemption Amount was determined to be $1.0 million. This amount was paid to the FG Preferred Stockholders on April 3, 2000. In addition to the FG Redemption Amount, upon the occurrence of (i) an initial public offering where the pre-money equity valuation of the Company equals or exceeds $75.0 million, (ii) a merger or similar transaction where the transaction value equals or exceeds $75.0 million or (iii) a private placement of equity securities representing more than 50% of the outstanding capital stock for consideration of not less than $37.5 million, the FG Preferred Stockholders are entitled to receive a supplemental payment of up to $3.0 million depending on the transaction value. If the transaction value does not equal or exceed the threshold amounts, no supplemental payment is due. This supplemental payment amount will be recorded as additional goodwill when, and if, the amount is estimatable.

     The value of FG Preferred Stock was recorded as part of the initial purchase of Foster Grant US and was based on the present value of management's best estimate of the expected payment of $1.0 million upon redemption. The accretion of the original value to the $1.0 million redemption value was recorded as a charge to minority interest in income of subsidiaries in the accompanying consolidated statements of operations. Accretion of this discount for the years ended January 2, 1999 and January 1, 2000 was approximately $74,000 and $91,000, respectively.

(5)  SENIOR CREDIT FACILITIES WITH A BANK

     In July 1998, the Company amended its Senior Credit Facility with a bank (the Bank Agreement). The amended Senior Credit Facility provides for a $60.0 million revolving credit facility, including a $3.0 million letter of credit facility. Use of the proceeds from the Senior Credit Facility are limited to refinancing existing term debt, support letters of credit, fund working capital and finance permitted acquisitions and tax distributions, as defined.

     In August 2000, the Company amended its Senior Credit Facility with the bank. The amended Senior Credit Facility provides for a term loan not to exceed $7,097,875 and reduces the overall $60.0 million maximum level of borrowing under the credit facility. The loan is secured by a mortgage on its Smithfield, RI facility and the agreements of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001 with the remaining principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. The interest rate on the term loan is the rate on the Senior Credit Facility plus 0.50%. The proceeds from this term loan were used to repurchase $23.15 million face amount of the Company's 10-3/4% Senior Series A Notes. (See Note 7)

     Borrowings under the Senior Credit Facility are limited to the lesser of $60.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (9.5% at December 30, 2000) plus 0.5% or LIBOR (6.52% at December 30, 2000) plus 2.25%. The
     Company has the option of electing the rate; however, the use of LIBOR is limited. The Senior Credit Facility expires in July 2003. As of December 30, 2000, the Company had approximately $5.5 million available under this Senior Credit Facility.

     If the Bank Agreement is terminated by the Company earlier than the expiration date, the Company will be required to pay a termination fee of $0.1 million. The termination fee will be waived if the debt is refinanced with the bank or if repayment is from proceeds of the Company's initial public offering.

     The Senior Credit Facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of December 30, 2000, the Company was not in compliance with the above financial covenants. As of March 27, 2001, the Company received a waiver for such noncompliance from the Bank and entered into an amendment with the bank which modifies the covenants going forward so that they reflect performance levels that the Company believes it can attain. Amounts due under the Senior Credit Facility are secured by a mortgage on its Smithfield, RI property, the accounts receivable and inventory of the Company and its domestic subsidiaries.

     In November 1999, Foster Grant UK entered into a credit facility with a different bank. The facility provides for a pound sterling 1.5 million (approximately $2.2 million at December 30, 2000) overdraft line to finance working capital. Repayments under this facility fluctuate with interest at the bank's base rate (6.0% at December 30, 2000) plus 1.25% if below the facility limit of pound

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     sterling 1.5 million and 2.25% if in excess of the agreed limit. The facility expires in December 2001. The Company had no borrowings outstanding under this facility at December 30, 2000 and, therefore, the related covenants were not in effect, as they only become effective when the Company has borrowings outstanding.

(6)  LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at January 1, 2000 and December 30, 2000 (in thousands):

                                                                         JANUARY 1, DECEMBER 30,
                                                                            2000      2000
                                                                         ---------- ------------

Term loan under existing Senior Credit Facility due July 31, 2003, monthly payments of interest through April 1, 2001, principal payments of $118,117 commencing April 2001, interest at Senior Credit Facility
rate plus 0.50%, secured by mortgage on Smithfield, RI property ......     $   --     $7,087

Financing lease obligation, payable in monthly installments of principal and interest of $6,500 through September 2000, interest
at 8.75% per annum, secured by certain office equipment ..............         50         --

Capital lease obligation, payable in monthly installments of principal and interest of $10,903 through November 2000,
interest at 9.0% per annum ...........................................        115         --

Promissory notes, payable in monthly installments of
principal and interest through February 2000, interest
at 7.07% to 9.9% per annum, secured by certain factory equipment .....          5         --

Capital lease obligation, payable in monthly installments
of principal and interest through November 2001, interest
at 8.0% per annum (refinanced during 2000) ...........................        367         --

Capital lease obligation, payable in monthly installments of principal and interest through December 2002, interest
at 13.5% per annum ...................................................         --        641

Financing lease obligations, payable in monthly installments of principal and interest through January 2001, interest
at 8.76% to 8.82% per annum, secured by certain factory
and office equipment .................................................        235         10

Capital lease obligation, payable in monthly installments of principal and interest through July 2005, interest
at 7.07% per annum, secured by certain equipment .....................        249        243

Other ................................................................        301          7
                                                                           ------     ------
                                                                            1,322      7,988
Less -- Current maturities ...........................................        902      1,427
                                                                           ------     ------
                                                                           $  420     $6,561
                                                                           ======     ======


Future maturities of the Company's long-term obligations as of December 30, 2000 are as follows (in thousands):

                         YEARS             AMOUNT
                         -----            -------
                         2001              $1,427
                         2002               1,806
                         2003               1,468
                         2004               1,472
                         Thereafter         1,815
                                           ------
                                           $7,988
                                           ======

(7)  10 3/4% SENIOR NOTES DUE 2006

     On July 21, 1998, the Company sold $75.0 million of 10 3/4% Senior Series A Notes due 2006 (the Notes) through a Rule 144A offering. The net proceeds of approximately $71.0 million received by the Company from the issuance and sale of the Notes were used to repay outstanding indebtedness under the Senior Credit Facility with a bank and the Subordinated Promissory Notes to shareholders, net of amounts due the Company from certain of these shareholders. The Company incurred issuance costs of approximately $3.7 million in relation to the Notes. These costs are being amortized over the life of the Notes and are included in other assets in the accompanying consolidated balance sheets. In December 1998, the Notes were exchanged for 10 3/4% Series B Notes due 2006 registered with the SEC. Interest on the Notes is payable semiannually on January 15 and July 15, commencing January 15, 1999.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company, including the Senior Credit Facility described in Note 5. The Senior Credit Facility is secured by a mortgage on its Smithfield, RI property, accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the Senior Credit Facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations.

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

     During 2000, the Company repurchased $23.15 million face amount of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI property and subject to the obligation of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001, with the remaining principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $8.8 million extraordinary gain, net of $6.3 million of income taxes, and wrote off $90,000 of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment is outstanding. The Company is amortizing the value related to two six month periods (approximately $945,000) in the year ended December 30, 2000, as interest expense. If the participation commitment is outstanding for a period beyond twelve months, the Company will record additional value to the Series B Preferred Stock and amortize the related costs over the additional period of the participation commitment as required.

(8)  DEFERRED COMPENSATION

     The Company has deferred compensation agreements with several key employees. The agreements provide for deferred compensation based on increases in net book value, as defined, and for one executive, the cash surrender value of a life insurance policy owned by the Company. The amounts due under these agreements are payable in a lump sum or in annual installments upon certain defined events. The Company incurred $200,000 and $250,000 of expense related to the insurance policy during the years ended January 2, 1999 and December 30, 2000, respectively. No expense was incurred during the year ended January 1, 2000. At December 30, 2000, the cash surrender value of the life insurance policy was approximately $1.2 million and is included in other assets in the accompanying consolidated balance sheet.

     The Company also has an obligation to four former employees under a nonqualified deferred compensation plan. Payments of principal and interest are to be made monthly through August 2007. The obligation at December 30, 2000 was $73,000, of which $11,000 is due prior to December 29, 2001. These amounts are included as deferred compensation in the accompanying consolidated balance sheets.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

(9)  PREFERRED STOCK

     The Company has 200,000 shares of preferred stock, $0.01 par value, authorized and issuable in one or more series with such voting powers, designations, preferences and other special rights and such qualifications, limitations or restrictions as may be stated in the resolution or resolutions adopted by the Company's Board of Directors providing for the issue of such series and as permitted by the Rhode Island Business Corporation Act. The Company has created two series of preferred stock designated Series A Redeemable Convertible Preferred Stock (Series A Preferred Stock) and Senior Series B Preferred Stock (Series B Preferred Stock). A total of 43,700 shares of Series A Preferred Stock are designated for issuance, all of which are issued and outstanding. A total of 75,000 shares of Series B Preferred Stock are designated for issuance of which 70,870 shares are issued and outstanding.

     (a)  Series A Redeemable Convertible Preferred Stock

          In May 1996, the Company sold 34,200 shares of Series A Preferred Stock for gross proceeds of $18.0 million. In connection with the acquisition of Foster Grant US in December 1996, the Company issued an additional 9,500 shares of the Series A Preferred Stock for gross proceeds of $5.0 million. The rights and preferences of Series A Redeemable Preferred Stock, as amended in June 1998, are as follows:

          Conversion. Shares of the Series A Preferred Stock are convertible into common stock at a rate of 10 shares of common stock for each share of Series A Preferred Stock, adjustable for certain dilutive events. As amended by the Company's shareholders in June 1998, conversion is at the option of the shareholder but is automatic upon the consummation of an initial public offering resulting in gross proceeds to the Company of at least $20.0 million and at an offering price of at least 175% of the original conversion price.

          Redemption. Subject to the restriction described below, the holders of the Series A Preferred Stock have the right to require redemption for cash of any unconverted shares, beginning June 30, 2002. The Company will redeem the Series A Preferred Stock equal to 5% of the total number of shares issued and outstanding as of March 31, 2002 on the last day of each March, June, September and December, as follows:


                                YEARS ENDING
                                DECEMBER 31,     PERCENTAGE
                                ------------     ----------
                                    2002             15%
                                    2003             35
                                    2004             55
                                    2005             75
                                    2006             95
                                    2007            100

          Upon redemption, holders of Series A Preferred Stock will be entitled to receive an amount equal to the original stock price, $526.32 per share, plus accrued and unpaid dividends yielding a 10% compounded annual rate of return (the Redemption Amount). Accordingly, the Series A Preferred Stock has been recorded at its redemption value in the accompanying consolidated balance sheets.

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

          In connection with the proposed issuance of the Notes the preferred shareholders agreed, in June 1998, to suspend their redemption rights until 91 days after the date that any Restrictive Indebtedness, as defined, is no longer outstanding. Restrictive Indebtedness is defined as indebtedness whose terms restrict the Company's ability to redeem, in whole or part, the Series A Preferred Stock. Restrictive Indebtedness can not exceed $150.0 million or such greater amount as may be approved by the directors designated by the preferred shareholders. The Notes constitute Restrictive Indebtedness.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

          Liquidation Preference. After payment of any preference due the holders of the Series B Preferred Stock, holders of the Series A Preferred Stock are entitled to receive a preference in the event of a liquidation, dissolution or winding up of the Company equal to the Redemption Amount prior to any distribution of any assets of the Company to the holders of any other class of capital stock other than the Series B Preferred Stock. If the assets of the Company are insufficient to pay the full preferential amounts to the holders of Series A Preferred Stock, the assets shall be distributed ratably among such shareholders in proportion to their aggregate liquidation preference amounts.

          Voting Rights and Dividends. The holders of the Series A Preferred Stock are entitled to vote on all matters based on the number of votes equal to the number of shares of common stock into which the shares of Series A Preferred Stock are convertible after December 1, 1996. In addition, without the vote or consent of the holders of at least two-thirds of outstanding shares of Series A Preferred Stock, voting separately as a class, the Company may not take certain specified actions that could adversely affect the holders of such shares. The holders of a majority of the Series A Preferred Stock shares are entitled to elect two directors. In certain events, defined as Remedy Events, the number of directors of the Company automatically increases to the minimum number sufficient to allow the holders of Series A Preferred Stock to elect a majority of the directors. In June 1998, the holders of the Series A Preferred Stock agreed to change the definition of Remedy Events to reduce the minimum amount of consolidated shareholders' equity that the Company is required to maintain dollar for dollar by any payments of certain subordinated notes payable to shareholders.

          Dividends will not be paid on the common stock unless the Series A Preferred Stock receives the same dividends that such shares would have received had they been converted into common stock immediately prior to the record date for such dividend.

     (b)  Senior Series B Preferred Stock

          During 2000, in conjunction with the commitment by certain holders of Series A Preferred Stock to purchase participations in the term loan the Company issued 70,870 shares of Series B Preferred Stock (see Note
          5). The rights and preferences of the Series B Preferred Stock are as follows:

          Liquidation Preference. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment was outstanding, provided that if a holder of Series B Preferred Stock purchases a participation or the commitment to purchase the participation remains in effect with respect to any holder for more than two years after the date of the issuance of such shares of Series B Preferred Stock, such preference shall be increased to $13.34 retroactive to date of issuance.

          Redemption. Pursuant to consent of a majority of the Company's disinterested directors, the Company may redeem the Series B Preferred Stock in whole for the amount of the liquidation preference at any time after the participation commitment is no longer in effect.

          Voting Rights and Dividends. Without the vote or consent of the holders of two-thirds of the outstanding shares of Series B Preferred Stock, separately as a class, the Company may not take certain actions that could adversely affect the holders of such shares. Except for these express rights and as otherwise required by law, the holders of Series B Preferred Stock are not entitled to vote on any matter.

          The holders of Series B Preferred Stock are not entitled to any dividends.

(10) 1996 INCENTIVE STOCK PLAN

     In May 1996, the Company adopted the 1996 Incentive Stock Plan (the Plan) under which it may grant incentive stock options (ISOs), nonqualified stock options (NSOs), restricted stock and other stock rights to purchase up to 50,000 shares of common stock. In May 1999, the Company increased the number of shares of common stock authorized for issuance under the Plan to 88,000. Under the Plan, ISOs may not be granted at less than fair market value on the date of grant and vest in a method determined by the Board of Directors, over a term not to exceed 10 years. All options have been granted with exercise prices equal

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     to the fair market value of the Company's common shares, as determined by the Board of Directors. Stock option activity for each of the three years in the period ended December 30, 2000 is as follows:

                                                                      WEIGHTED
                                                      WEIGHTED        AVERAGE
                                                      AVERAGE        REMAINING
                                 NUMBER OF SHARES  EXERCISE PRICE CONTRACTUAL LIFE
                                 ----------------  -------------- ----------------
Outstanding, December 31, 1997       14,000           $ 50.00           9.5
  Canceled                           (2,000)            50.00            --
                                     ------           -------          ----

Outstanding, January 2, 1999         12,000             50.00           8.5
  Granted                            31,350             31.57           9.5
  Canceled                           (4,000)            50.00            --
                                     ------           -------          ----

Outstanding, January 1, 2000         39,350           $ 35.32           9.1
  Granted                            47,124             32.00           9.2
  Canceled                           (4,000)            50.00            --
                                     ------           -------          ----
Outstanding, December 30, 2000       82,474             32.71           8.7
                                     ======           =======          ====

Exercisable, January 2, 1999         12,000           $ 50.00           8.5
                                     ======           =======          ====

Exercisable, January 1, 2000         18,450           $ 39.56           8.7
                                     ======           =======          ====

Exercisable, December 30, 2000       19,675           $ 35.32           8.1
                                     ======           =======          ====

     During fiscal year 2000, the Board of Directors approved the grant of additional options to purchase 47,124 shares of common stock at an exercise price of $32.00 to certain employees. These options vest in three equal annual installments subject to acceleration if the Company attains annual EBIT of at least $20.0 million. 10,450 of the above options are to vest upon the Company achieving an equity value of $90.0 million in a liquidity event, as defined. These options will be accounted for under variable plan accounting. As of December 30, 2000, there was no charge related to these options.

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

     In connection with the acquisition of Fantasma, the Company issued options to two employees of Fantasma. The options provide that the employees may purchase up to 13% of Fantasma at the fair market value based upon the purchase price. Certain of these options contain performance criteria and, therefore, will be accounted for as variable options. Based on fiscal 1998, 1999 and 2000, activity and the termination of one of the employees, options to purchase 3%, 9% and 1%, respectively, of Fantasma had expired. No option to purchase remains outstanding at December 30, 2000.

     Had compensation cost for the Company's and Fantasma's stock plans been determined based on the fair value at the grant dates, as prescribed in SFAS No. 123, the Company's net loss and net loss per share applicable to common shareholders for the years ended January 2, 1999, January 1, 2000 and December 30, 2000 would have been as follows:

                                  JANUARY 2,    JANUARY 1,  DECEMBER 30,
                                    1999          2000         2000
                                  ----------    ----------  ------------
Net loss applicable to common
Shareholders (in thousands)-
   As reported                    $(15,932)     $(32,427)      $  435
   Pro forma                       (15,999)      (32,563)         367


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants during the applicable period: dividend yield of 0.0% for all periods; volatility of 35.53% for all periods; risk-free interest rates of 6.00% for all options granted during fiscal 1998, 5.68% for all options granted during fiscal 1999, 6.5% for all options granted during 2000 and a weighted average expected option term of five years for all periods. The weighted average fair value per share of options granted during the years ended January 1, 2000 and December 30, 2000 was $12.95 and $13.61,

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     respectively. The weighted average grant date fair value for an option to purchase a 1% membership interest in Fantasma granted during the year ended January 2, 1999 was approximately $14,400.

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

                                                  FISCAL YEAR
                                      -----------------------------------
                                        1998           1999        2000
                                      ---------      -------     --------
     Ownership Interest-
        AAi Hong Kong Limited               49%          49%          49%
        Milagros (Far East)
        Limited                             49           49           49
        Honest Lion Limited                 50           50           50
        Milagros AAi Asia Limited           49           49           49

     Sales to AAi                     $ 10,215       $9,982      $11,774
     Equity in losses                      (76)          --           56
     Investment balance                  1,337        1,291        1,235

     The following table summarizes certain consolidated financial information of the four Hong Kong entities (in thousands):

                                             FISCAL YEAR
                                    -----------------------------
                                       1998      1999       2000
                                    ---------  --------    ------
     Current assets                 $  5,453   $  5,911    $ 4,632
     Noncurrent assets                 6,814      7,235      9,350
     Current liabilities               8,165      7,419      9,492
     Noncurrent liabilities            3,087     11,105      1,619
     Net sales                        22,193     30,532     36,529
     Gross profit                      5,273      4,735      5,327
     (Loss) income from operations      (156)       204        656
     Net loss                           (156)        --         --

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

(12) EMPLOYEE BENEFIT PLANS

     (a) Qualified 401(k) Plan

         The Company has a defined contribution profit sharing plan covering substantially all employees. Under the terms of the profit sharing plan, contributions are made at the discretion of the Company. No contributions were made for the years ended January 2, 1999, January 1, 2000 and December 30, 2000. The profit sharing plan also allows eligible participants to make contributions in accordance with Internal Revenue Code Section 401(k). The Company matches employee contributions equal to 25% of the first 6% of compensation that an employee defers. These matching contributions totaled approximately $117,000, $120,000 and $110,000 for the years ended, January 2, 1999 , January 1, 2000 and December 30, 2000, respectively.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

     (b) Non-Qualified Excess 401(k) Plan

         In May 1997, the Company established the Non-Qualified Excess 401(k) Plan (the Non-Qualified Plan) effective as of June 1, 1997. The purpose of the Non-Qualified Plan is to provide deferred compensation to a select group of management or highly compensated employees of the Company as designated by the Board of Directors. Under the Non-Qualified Plan, a participant may elect to defer up to 15% of his or her compensation on an annual basis. This amount is credited to the employee's deferred compensation account (the Deferred Amount). Under the Non-Qualified Plan, the Company also credits the participant's deferred compensation account for the amount of the matching contribution the Company would have made under the qualified 401(k) plan with respect to the Deferred Amount. The matching contributions totaled approximately $13,000, $28,000 and $20,500 for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively. All amounts contributed by the employee and by the Company under the Non-Qualified Plan are immediately vested. A participant under the Non-Qualified Plan is entitled to receive a distribution of his or her account upon retirement, death, disability or termination of employment.

(13) RELATED PARTY TRANSACTIONS

     The Company has operating lease agreements with Sunrise Properties, LLC and 299 Carpenter Street Associates, LLC, of which certain officers and shareholders of the Company are partners. The related rental expense charged to operations was approximately $471,000, $329,000 and $229,000 in the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

     The Company has guaranteed a mortgage note payable by Sunrise Properties, LLC aggregating $200,000. During the year ended December 30, 2000, the balance of this note has been paid in full.

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

(14) COMMITMENTS AND CONTINGENCIES

     (a) Letters of Credit

         At December 30, 2000, the Company had irrevocable letters of credit outstanding of approximately $170,000.

     (b) Operating Leases

         In addition to the operating leases described in Note 13, the Company also has operating leases for its other locations. Future minimum rental payments are as follows (in thousands):

                 2001          $  214
                 2002             177
                 2003             147
                 2004             145
              Thereafter          858
                               ------
                               $1,541
                               ======

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

         The Company incurred rent expense of $707,000, $250,000 and $280,000 for the years ended January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

     (c) Royalties

         The Company has several agreements that require royalty payments based on a percentage of certain net product sales, subject to specified minimum payments. Minimum royalty obligations relating to these agreements as of December 30, 2000 totaled $1.9 million and $0.8 million for fiscal 2001 and fiscal 2002, respectively. In addition, certain of these agreements require the Company pay additional fees based on a percentage of net product sales. These fees are not subject to minimum payment obligations. In the event the Company transfers its rights under certain of these agreements, a transfer fee would be payable. At December 30, 2000, the minimum aggregate transfer fee due would be no less than $750,000.

     (d) Supply Agreement

         The Company has a supply agreement with a display manufacturer. The agreement requires that the Company purchase 70% of Foster Grant US's annual display purchases, as defined, from this supplier through December 2005. If the Company does not purchase 70% of Foster Grant US's displays from this manufacturer, it is required to make a payment equal to 30% of the annual shortfall. In addition, the Company and BEC are required to cumulatively purchase $32.3 million of displays over the term of this agreement. To the extent that total purchases do not meet this dollar level, the Company is required to make a payment equal to 30% of $32.3 million, less the Company's purchases, BEC's purchases and any amounts paid as a result of the annual shortfall discussed above. As of December 30, 2000, no amounts were due under this agreement as a result of a shortfall.

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

(15) SIGNIFICANT CUSTOMERS AND SUPPLIERS

     During the years ended January 2, 1999, January 1, 2000 and December 30, 2000, one customer accounted for approximately 27.3%, 35.6% and 27.8% of net sales, respectively. This customer's accounts receivable balance represented approximately 44.2% and 26.6% of gross accounts receivable as of January 1, 2000 and December 30, 2000, respectively. For the year ended January 2, 1999 one additional customer accounted for approximately 10.6% of the Company's net sales and approximately 10.6% of gross accounts receivable. In addition, two customers accounted for 13.3% and 10.9% individually of gross accounts receivable at December 30, 2000. No other customer accounted for 10% or more of the Company's net sales or gross accounts receivable for the above stated years

     The Company currently purchases a significant portion of its inventory from certain suppliers in Asia. Although there are other suppliers of the inventory items purchased and management believes that these suppliers could provide similar inventory at fairly comparable terms, a change in suppliers could cause a delay in the Company's distribution process and a possible loss of sales, which would adversely affect operating results.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

(16) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                     JANUARY 1,  DECEMBER 30,
                                        2000        2000
                                     ----------  ------------

     Accrued payroll and payroll
       related items                  $ 1,388      $ 2,237
     Accrued Severance                      5        1,604
     Accrued interest                   3,764        2,750
     Accrued royalties                  2,242        1,787
     Other accrued expenses            15,854        9,300
                                      -------      -------
                                      $23,253      $17,678
                                      =======      =======

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

                                                                CHAIN DRUG
                                                               STORES/COMBO
                                                   MASS          STORES/
               FISCAL 1998                     MERCHANDISERS   SUPERMARKETS   VARIETY     OTHER       TOTAL
               -----------                     -------------   ------------   --------   --------   ---------
     Net sales                                  $ 103,559       $ 29,801      $ 13,835   $ 13,130   $ 160,325
                                                =========       ========      ========   ========   =========

     Interest expense                           $   4,528       $  1,303      $    605   $    574   $   7,010
                                                =========       ========      ========   ========   =========

     Depreciation and amortization expense      $   8,260       $  1,777      $  1,457   $  1,298   $  12,792
                                                =========       ========      ========   =========  =========

     Customer acquisition costs                 $     822       $     --      $     50   $     --   $     872
                                                =========       ========      ========   ========   =========

     Segment (loss) profit                      $  (9,013)      $    736      $ (5,603)  $    237     (13,643)
                                                =========       ========      ========   ========   =========


                                                                CHAIN DRUG
                                                               STORES/COMBO
                                                   MASS          STORES/
               FISCAL 1999                     MERCHANDISERS   SUPERMARKETS   VARIETY     OTHER       TOTAL
               -----------                     -------------   ------------   --------   --------   ---------
     Net sales                                  $ 94,385        $28,762       $ 17,125   $ 10,408   $ 150,680
                                                ========        =======       ========   ========   =========

     Interest expense                           $  6,386        $ 1,979       $  1,152   $    733   $  10,250
                                                ========        =======       ========   ========   =========

     Depreciation and amortization expense      $  6,902        $ 1,955       $  1,583   $  1,049   $  11,489
                                                ========        =======       ========   ========   =========

     Customer acquisition costs                 $     --        $   251       $     --   $     --   $     251
                                                ========        =======       ========   ========   =========

     Segment (loss) profit                      $(14,662)       $(3,634)      $ (6,879)  $ (4,103)  $ (29,278)
                                                ========        =======       ========   ========   =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

                                                          CHAIN DRUG
                                                         STORES/COMBO
                                              MASS          STORES/
          FISCAL 2000                     MERCHANDISERS  SUPERMARKETS    VARIETY     OTHER       TOTAL
          -----------                    --------------  ------------  ---------   --------    --------
     Net sales                              $ 96,469       $37,577     $ 23,649    $  7,847    $ 165,542
                                            ========       =======     ========    ========    =========

     Interest expense                       $  6,369       $ 2,481     $  1,561    $    518    $  10,929
                                            ========       =======     ========    ========    =========

     Depreciation and amortization expense  $  5,343       $ 4,274     $  1,510    $    810    $  11,937
                                            ========       =======     ========    ========    =========

     Customer acquisition costs             $     18       $   180     $     65    $     30    $     293
                                            ========       =======     ========    ========    =========

     Segment profit (loss)                  $  2,284       $   (58)    $ (3,015)   $ (1,870)   $  (2,659)
                                            ========       ========    =========   ========    =========


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

     Total assets specifically identifiable with each reportable segment are as follows:

                                   JANUARY 2,     JANUARY 1,  DECEMBER 30,
                                     1999           2000        2000
                                   ----------     ----------  ------------
     Mass merchandisers            $  25,248      $ 19,730     $  22,497
     Chain drug stores/combo
     stores/supermarkets               6,368         3,495         7,795
     Variety                           1,246         2,708         4,631
     Other                             5,068         2,454         2,701
     Unassigned assets                88,568        79,480        70,547
                                   ---------      --------     ---------
                                   $ 126,498      $107,867     $ 108,171
                                   =========      ========     =========


    The following table identifies sales and long-lived assets by geographic region. Sales are attributed to countries based on location of customer. Assets are attributed based on location.

                              1998         1999          2000
                           NET SALES    NET SALES     NET SALES
                           ---------    ---------     ----------
         United States     $144,540     $ 129,310     $ 143,697
         Canada               6,162         8,095         7,043
         Europe               7,757        10,379        11,748
         Mexico               1,866         2,896         3,054
                           --------     ---------     ---------

            Total          $160,325     $ 150,680     $ 165,542
                           ========     =========     =========


                                 LONG-LIVED ASSETS

                             JANUARY 1,   DECEMBER 30,
                               2000          2000
                             ----------   ------------
         United States       $ 41,132      $ 32,788
         Canada                 1,608         2,447
         Europe                 1,726         2,681
         Asia                   1,291         1,220
         Mexico                    28           275
                             --------      --------
            Total            $ 45,785      $ 39,411
                             ========      ========

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 30, 2000

                                  (CONTINUED)

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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)


                                                                                  JANUARY 1, 2000
                                                    ------------------------------------------------------------------------
                                                                    WHOLLY
                                                                     OWNED       NONGUARANTOR
                                                     COMPANY      SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    ---------     ------------   -------------   ------------   ------------
                                                                                  (IN THOUSANDS)
ASSETS

CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
  Cash and cash equivalents ..................      $      97       $      8       $  2,184       $      --       $   2,289
  Accounts receivable, net ...................         16,303          2,427          3,501              --          22,231
  Inventories ................................         28,743             --          4,282              --          33,025
  Prepaid expenses and other
  current assets .............................            400             41            353              --             794
  Deferred tax assets ........................          3,743             --             --              --           3,743
                                                    ---------       --------       --------       ---------       ---------
    Total current assets .....................         49,286          2,476         10,320              --          62,082

PROPERTY, PLANT AND EQUIPMENT, NET ...........         17,727             14          1,651              --          19,392
OTHER ASSETS .................................         43,334             --          1,712         (18,653)         26,393
                                                    ---------       --------       --------       ---------       ---------
                                                    $ 110,347       $  2,490       $ 13,683       $ (18,653)      $ 107,867
                                                    =========       ========       ========       =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Borrowings under revolving note
    payable ..................................      $  11,000       $     --       $     --       $      --       $  11,000
  Redeemable preferred stock of a
    subsidiary ...............................          1,000             --             --              --           1,000
  Current maturities of long-term
    obligations ..............................            569             --            343              --             912
  Accounts payable ...........................         15,364            209            841              --          16,414
  Accrued expenses ...........................         22,545          1,075          1,798             (61)         25,357
  Due (from) to affiliate ....................           (590)         5,569          4,940          (9,919)             --
                                                    ---------       --------       --------       ---------       ---------
    Total current liabilities ................         49,888          6,853          7,922          (9,980)         54,683

10 3/4% SENIOR NOTES .........................         75,000             --             --              --          75,000

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES ...........................          1,878             --            204              --           2,082

PREFERRED STOCK ..............................         31,864             --             --              --          31,864

SHAREHOLDERS' (DEFICIT) EQUITY ...............        (48,283)        (4,363)         5,557          (8,673)        (55,762)
                                                    ---------       --------       --------       ---------       ---------
                                                    $ 110,347       $  2,490       $ 13,683       $ (18,653)      $ 107,867
                                                    =========       ========       ========       =========       =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)


                                                                           DECEMBER  30, 2000
                                               ------------------------------------------------------------------
                                                              WHOLLY
                                                              OWNED      NONGUARANTOR
                                                COMPANY    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                               ---------   ------------  ------------   ------------ ------------
                                                                        (IN THOUSANDS)
ASSETS

CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents...............    $      --    $    --        $    578       $     --     $    578
   Accounts receivable, net................       27,084      2,143           3,612             --       32,839
   Inventories.............................       28,948         --           4,135             --       33,083
   Prepaid expenses and other
   current assets..........................          837         42             401             --        1,280
   Deferred tax assets.....................          980         --              --             --          980
                                               ---------    -------        --------       --------     --------
     Total current assets..................       57,849      2,185           8,726             --       68,760

PROPERTY, PLANT AND EQUIPMENT, NET.........       16,887          6           1,765             --       18,658
OTHER ASSETS...............................       38,356         --           2,729        (20,332)      20,753
                                               ---------    -------        --------       --------     --------
                                               $ 113,092    $ 2,191        $ 13,220       $(20,332)    $108,171
                                               =========    =======        ========       ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note
    payable................................    $  25,263    $    --        $     --       $     --     $ 25,263
   Redeemable preferred stock of a
    subsidiary.............................           --         --              --             --           --
   Current maturities of long-term
    obligations............................        1,390         --              47             --        1,437
   Accounts payable........................       19,813         67           1,500             --       21,380
   Accrued expenses........................       18,251        722           1,108             --       20,081
   Due (from) to affiliate.................         (631)     8,141           8,823        (16,333)          --
                                               ---------    -------        --------       --------     --------
     Total current liabilities.............       64,086      8,930          11,478        (16,333)      68,161

10 3/4% SENIOR NOTES.......................       51,850         --              --             --       51,850

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES.........................        7,652         --             196             --        7,848

PREFERRED STOCK............................       36,092         --              --             --       36,092

SHAREHOLDERS' (DEFICIT) EQUITY.............      (46,588)    (6,739)          1,546         (3,999)     (55,780)
                                               ---------    -------        --------       --------     --------
                                               $ 113,092    $ 2,191        $ 13,220       $(20,332)    $108,171
                                               =========    =======        ========       ========     ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)

                                                                                    JANUARY 2, 1999
                                               ----------------------------------------------------------------------------------
                                                              WHOLLY
                                                              OWNED      MOSTLY OWNED   NONGUARANTOR
                                                COMPANY    SUBSIDIARIES  SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               ---------   ------------  ------------   ------------   ------------  ------------
                                                                              (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES..................................    $  89,832    $ 44,140      $ 10,306       $ 16,047        $    --     $ 160,325
COST OF GOODS SOLD.........................       54,566      19,887         6,712          7,658             --        88,823
                                               ---------    --------      --------       --------        -------     ---------

     Gross profit..........................       35,266      24,253         3,594          8,389             --        71,502

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSE....................................       40,362      28,235         2,747          6,791             --        78,135
                                               ---------    --------      --------       --------        -------     ---------

     (Loss) income from operations.........       (5,096)     (3,982)         (847)         1,598             --        (6,633)

INTEREST EXPENSE...........................       (5,970)       (586)         (292)          (162)            --        (7,010)
OTHER INCOME (EXPENSE), NET................          688          16             2           (140)            --           566
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES....       (2,659)         --            --             --          2,583           (76)
                                               ---------    --------      --------       --------        -------     ----------

     (Loss) income before income tax
     (expense) benefit and dividends
     and accretion on preferred stock......      (13,037)     (4,552)          557          1,296          2,583       (13,153)

INCOME TAX EXPENSE.........................           --          --            --             --             --            --
                                               ---------    --------      --------       --------        -------     ---------

     (Loss) income before
     dividends and accretion on
     preferred stock.......................      (13,037)     (4,552)          557          1,296          2,583       (13,153)

DIVIDENDS AND ACCRETION ON PREFERRED
STOCK......................................        2,779          --            --             --             --         2,779
                                               ---------    --------      --------       --------        -------     ---------

     Net (loss) income applicable to
     common shareholders...................    $ (15,816)   $ (4,552)     $    557       $  1,296        $ 2,583     $ (15,932)
                                               =========    ========      ========       ========        =======     =========


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)

                                                                                   JANUARY 1, 2000
                                                 ---------------------------------------------------------------------------------
                                                                WHOLLY
                                                                 OWNED    MOSTLY OWNED   NONGUARANTOR
                                                  COMPANY   SUBSIDIARIES  SUBSIDIARY     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ---------  ------------  ------------   ------------   ------------  ------------
                                                                                  (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES....................................    $ 119,672     $ 4,665       $ 5,723        $ 20,620       $    --      $ 150,680
COST OF GOODS SOLD...........................       76,809       4,163         5,528          10,473            --         96,973
                                                 ---------     -------       -------        --------       -------      ---------

     Gross profit............................       42,863         502           195          10,147            --         53,707

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE..       53,829       5,907         3,475           9,524            --         72,735
                                                 ---------     -------       -------        --------       -------      ---------

     (Loss) income from operations...........      (10,966)     (5,405)       (3,280)            623            --        (19,028)

INTEREST EXPENSE.............................       (9,718)        (92)         (209)           (231)           --        (10,250)
OTHER INCOME (EXPENSE), NET..................          974         (25)          (25)         (1,035)           --           (111)
EQUITY IN (LOSS) INCOME OF SUBSIDIARIES......       (9,715)         --            --              --         9,715             --
                                                 ---------     -------       -------        --------       -------      ---------

     (Loss) income before income tax expense
     and dividends and accretion on
     preferred stock.........................      (29,425)     (5,522)       (3,514)           (643)        9,715        (29,389)

INCOME TAX EXPENSE...........................           --          --            --             (36)           --            (36)
                                                 ---------     -------       -------        --------       -------      ---------

     Net (loss) income before
     dividends and accretion on
     preferred stock.........................      (29,425)     (5,522)       (3,514)           (679)        9,715        (29,425)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK...        3,002          --            --              --            --          3,002
                                                 ---------     -------       -------        --------       -------      ---------

     Net (loss) income applicable to
     common shareholders.....................    $ (32,427)    $(5,522)      $(3,514)       $   (679)      $ 9,715      $ (32,427)
                                                 =========     =======       =======        ========       =======      =========


                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)


                                                                                 DECEMBER 30, 2000
                                                    -----------------------------------------------------------------------------
                                                                      WHOLLY
                                                                      OWNED         NONGUARANTOR
                                                     COMPANY       SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                    ---------      ------------     ------------     ------------    ------------
                                                                                   (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES ...................................       $ 137,978        $   5,719        $  21,845        $      --       $ 165,542
COST OF GOODS SOLD ..........................          82,166            4,778            9,645               --          96,589
                                                    ---------        ---------        ---------        ---------       ---------

     Gross profit ...........................          55,812              941           12,200               --          68,953

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE .          49,290            2,341            9,023               --          60,654

RESTRUCTURE CHARGE ..........................           2,500               --               --               --           2,500
                                                    ---------        ---------        ---------        ---------       ---------

     Income (loss) from operations ..........           4,022           (1,400)           3,177               --           5,799

INTEREST EXPENSE ............................         (10,353)             (30)            (546)              --         (10,929)
OTHER INCOME (EXPENSE), NET .................           1,324               44           (1,176)              --             192
EQUITY INCOME (LOSS) INCOME OF SUBSIDIARIES .            (123)              --               --               67             (56)
                                                    ---------        ---------        ---------        ---------       ---------

     (Loss) income before income tax
     (expense) benefit and dividends
     and accretion on preferred stock .......          (5,130)          (1,386)           1,455               67          (4,994)

INCOME TAX EXPENSE ..........................            (125)              (1)              --               --            (126)
                                                    ---------        ---------        ---------        ---------       ---------
     Net (loss) income before
     Dividends and accretion on
     Preferred stock ........................          (5,255)          (1,387)           1,455               67          (5,120)

EXTRAORDIANARY GAIN, NET OF $6.3 MILLION IN
TAXES .......................................           8,838               --               --               --           8,838
                                                    ---------        ---------        ---------        ---------       ---------

INCOME (LOSS) BEFORE DIVIDENDS & ACCRETION ON
PREFERRED STOCK .............................           3,583           (1,387)           1,455               67           3,718

DIVIDENDS AND ACCRETION ON PREFERRED STOCK ..           3,283               --               --               --           3,283

     Net income (loss) applicable to
     common shareholders ....................       $     300        $  (1,387)       $   1,455        $      67       $     435
                                                    =========        =========        =========        =========       =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)

                                                                                JANUARY 2, 1999
                                                   --------------------------------------------------------------------------------
                                                                   WHOLLY       MOSTLY
                                                                   OWNED        OWNED      NONGUARANTOR
                                                    COMPANY       COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   --------      --------    ------------  ------------  ------------  ------------
                                                                                  (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES ............. $(23,955)     $ 19,698      $ (3,527)     $  3,881      $     --      $ (3,903)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .....  (12,479)         (792)          (15)       (3,596)           --       (16,882)
   Acquisitions, net of cash acquired ............   (9,464)           --            --            --            --        (9,464)
   Advances to affiliates ........................   (8,117)           --            --           113         8,004            --
   Other investing activities ....................    6,154        (5,752)          (15)       (3,794)           --        (3,407)
                                                   --------      --------      --------      --------      --------      --------

     Net cash (provided by) used in investing
     activities ..................................  (23,906)       (6,544)          (30)       (7,277)        8,004       (29,753)
                                                   --------      --------      --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable ...  (10,307)      (14,715)           --            --            --       (25,022)
   Proceeds from term note payable ...............   13,222            --            --            --            --        13,222
   Proceeds on term note payable .................  (13,222)           --            --            --            --       (13,222)
   Proceeds from issuance of 10 3/4% senior notes.   75,000            --            --            --            --        75,000
   Payments on subordinated notes ................   (5,487)           --            --         3,355            --        (2,132)
   Payments on long-term obligations .............  (10,130)           --            --          (896)           --       (11,026)
   Due to affiliates .............................       --         1,444         3,588         2,972        (8,004)           --
   Other financing activities ....................   (3,501)           --            --          (235)           --        (3,736)
                                                   --------      --------      --------      --------      --------      --------

     Net cash provided by (used in) financing
     activities ..................................   45,575       (13,271)        3,588         5,196        (8,004)       33,084
                                                   --------      --------      --------      --------      --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS ......................................   (2,286)         (117)           31         1,800            --          (572)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...    2,354           183            73           169            --         2,779
                                                   --------      --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......... $     68      $     66      $    104      $  1,969      $     --      $  2,207
                                                   ========      ========      ========      ========      ========      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)

                                                                                  JANUARY 1, 2000
                                                    --------------------------------------------------------------------------------
                                                                    WHOLLY       MOSTLY
                                                                    OWNED        OWNED      NONGUARANTOR
                                                     COMPANY       COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    --------      --------    ------------  ------------  ------------  ------------
                                                                                   (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES ..........     $  2,277      $  2,698      $ (1,275)     $ (1,088)     $     --      $  2,612
                                                    --------      --------      --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ..       (9,218)           --            --        (1,257)           --       (10,475)
   Advances to affiliates .....................       (1,046)           --            --            --         1,041            (5)
   Other investing activities .................         (123)           12           (12)           --            --          (123)
                                                    --------      --------      --------      --------      --------      --------

     Net cash (provided by) used in investing
     activities ...............................      (10,387)           12           (12)       (1,257)        1,041       (10,603)
                                                    --------      --------      --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable.        8,424            --            --            --            --         8,424
   Payments on long-term obligations ..........         (351)           --            --            --            --          (351)
   Due to affiliates ..........................           --        (2,702)        1,183         2,560        (1,041)           --
                                                    --------      --------      --------      --------      --------      --------

     Net cash provided by (used in) financing
     activities ...............................        8,073        (2,702)        1,183         2,560        (1,041)        8,073
                                                    --------      --------      --------      --------      --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS ...................................          (37)            8          (104)          215            --            82

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.          134            --           104         1,969            --         2,207
                                                    --------      --------      --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......     $     97      $      8      $     --      $  2,184      $     --      $  2,289
                                                    ========      ========      ========      ========      ========      ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)

                                                                                          DECEMBER 30, 2000
                                                              ----------------------------------------------------------------------
                                                                              WHOLLY
                                                                              OWNED      NONGUARANTOR
                                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                              --------     ------------  ------------   ------------    ------------
                                                                                            (IN THOUSANDS)

CONSOLIDATING STATEMENTS OF CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES .....................    $ (5,255)      $ (1,590)      $  2,115       $     61       $ (4,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .............      (7,022)            --         (1,720)            --         (8,742)
   Acquisitions, net of cash acquired ....................          --             --             --             --             --
   Advances to affiliates ................................         409             --          1,271         (1,680)            --
   Other investing activities ............................        (304)            --             --             --           (304)
                                                              --------       --------       --------       --------       --------
     Net cash used in investing activities ...............      (6,917)            --           (449)        (1,680)        (9,046)
                                                              --------       --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving note payable ...........      14,263             --             --             --         14,263
   Proceeds from issuance of long-term obligations .......       7,087             --             --             --          7,087
   Repurchase of 10 3/4% Series B Senior Notes due 2006...      (7,087)            --             --             --         (7,087)
   Redemption of Series A Preferred Stock ................      (1,000)            --             --             --         (1,000)
   Payments on long-term obligations .....................      (1,188)            --            (27)            --         (1,215)
   Due to affiliates .....................................          --          1,582         (3,201)         1,619             --
     Net cash provided by (used in) financing activities..      12,075          1,582         (3,228)         1,619         12,048
                                                              --------       --------       --------       --------       --------
     Effect of exchange rate changes on cash and cash
         equivalents .....................................          --             --            (44)            --            (44)

NET DECREASE IN CASH AND CASH EQUIVALENTS ................         (97)            (8)        (1,606)            --         (1,711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........          97              8          2,184             --          2,289
                                                              --------       --------       --------       --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................    $     --       $     --       $    578       $     --       $    578
                                                              ========       ========       ========       ========       ========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)



(19) QUARTERLY FINANCIAL INFORMATION

     The following is quarterly financial information (unaudited) for fiscal 1999 and 2000.

                                                                                       FISCAL 1999
                                                        ----------------------------------------------------------------------------
                                                        QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                           4/3/99          7/3/99          10/2/99          1/1/00        FULL YEAR
                                                        -------------   -------------   -------------   -------------     ---------
                                                                                     (IN THOUSANDS)

CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES ..........................................      $  41,481       $  45,616       $  38,496       $  25,087       $ 150,680
COST OF GOODS SOLD .................................         23,814          26,757          24,155          22,247          96,973
                                                          ---------       ---------       ---------       ---------       ---------

     Gross profit ..................................         17,667          18,859          14,341           2,840          53,707

SELLING EXPENSES ...................................         11,704          13,267          12,155           4,519          41,645

GENERAL AND ADMINSTRATIVE EXPENSES .................          4,466           4,571           4,572          11,463          25,072

RESTRUCTURING CHARGES AND GOODWILL

IMPAIRMENT LOSS ....................................             --              --              --           6,018           6,018
                                                          ---------       ---------       ---------       ---------       ---------

     Income (loss) from operations ...............          1,497           1,021          (2,386)        (19,160)        (19,028)

EQUITY IN LOSSES OF INVESTMENTS IN AFFILIATES ......             --              --              --              --              --

MINORITY INTEREST IN INCOME OF CONSOLIDATED

SUBSIDIARY .........................................             --              --              --             (91)            (91)

INTEREST EXPENSE ...................................         (2,342)         (2,679)         (2,657)         (2,572)        (10,250)

OTHER INCOME (EXPENSE), NET ........................            135            (152)             60             (63)            (20)
                                                          ---------       ---------       ---------       ---------       ---------

     Loss before income tax ........................           (710)         (1,810)         (4,983)        (21,886)        (29,389)

INCOME TAX (BENEFIT) EXPENSE .......................             --              --             (37)              1             (36)
                                                          ---------       ---------       ---------       ---------       ---------

     Net loss before dividends and accretion on
preferred Stock ....................................           (710)         (1,810)         (5,020)        (21,885)        (29,425)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK .........            718             737             773             774           3,002
                                                          ---------       ---------       ---------       ---------       ---------

     Net loss applicable to common
 shareholders ......................................      $  (1,428)      $  (2,547)      $  (5,793)      $ (22,659)      $ (32,427)
                                                          =========       =========       =========       =========       =========

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 2000

                                   (CONTINUED)


                                                                                       FISCAL 2000
                                                        ----------------------------------------------------------------------------
                                                        QUARTER ENDED   QUARTER ENDED   QUARTER ENDED   QUARTER ENDED
                                                           4/1/00          7/1/00          9/30/00         12/30/00       FULL YEAR
                                                        -------------   -------------   -------------   -------------     ---------
                                                                                     (IN THOUSANDS)

CONSOLIDATING STATEMENTS OF OPERATIONS
NET SALES .........................................      $  42,528       $  45,707       $  35,750       $  41,557       $ 165,542

COST OF GOODS SOLD ................................         23,581          25,529          21,600          25,879          96,589
                                                         ---------       ---------       ---------       ---------       ---------

     Gross profit .................................         18,947          20,178          14,150          15,678          68,953

SELLING EXPENSES ..................................         10,163          12,062           9,702          11,001          42,928

GENERAL AND ADMINSTRATIVE EXPENSES ................          5,870           4,539           4,346           2,971          17,726

RESTRUCTURING CHARGES AND GOODWILL
IMPAIRMENT LOSS ...................................          2,500              --              --              --           2,500
                                                         ---------       ---------       ---------       ---------       ---------

       Income from operations .....................            414           3,577             102           1,706           5,799

EQUITY IN LOSSES OF INVESTMENTS IN AFFILIATES .....             --              --              --             (56)            (56)

INTEREST EXPENSE ..................................         (2,597)         (2,851)         (3,041)         (2,440)        (10,929)

OTHER INCOME (EXPENSE), NET .......................             51              94              53              (6)            192
                                                         ---------       ---------       ---------       ---------       ---------

     (Loss) income before income tax ..............         (2,132)            820          (2,886)           (796)         (4,994)

INCOME TAX EXPENSE ................................             --             (43)            (35)            (48)           (126)
                                                         ---------       ---------       ---------       ---------       ---------

     Net (loss) income before extraordinary items .         (2,132)            777          (2,921)           (844)         (5,120)

Extraordinary gain, net of $6.3 million in taxes ..             --           4,429           4,409              --           8,838
                                                         ---------       ---------       ---------       ---------       ---------

     Net (loss) income before dividends and
accretion on preferred Stock ......................         (2,132)          5,206           1,488            (844)          3,718

DIVIDENDS AND ACCRETION ON PREFERRED STOCK ........            787             801             847             848           3,283
                                                         ---------       ---------       ---------       ---------       ---------

     Net (loss) income applicable to common
Shareholders ......................................      $  (2,919)      $   4,405       $     641       $  (1,692)      $     435
                                                         =========       =========       =========       =========       =========

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


Boston, Massachusetts
March 27, 2001

                                   SCHEDULE II

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                           ADDITIONS
                                          BALANCE AT      CHARGED TO
                                         BEGINNING OF      COSTS AND     DEDUCTIONS FROM                    BALANCE AT END
                                            PERIOD          EXPENSES       RESERVES(1)         OTHER          OF PERIOD
                                         ------------     ----------     ---------------      --------      --------------
Accounts receivable -
  January 2, 1999 ...............          $10,338          $47,048          $48,711          $ 1,300(1)       $ 9,975
  January 1, 2000 ...............            9,975           50,809           47,980               --           12,804
  December 30, 2000 .............           12,804           33,153           41,131            4,545(3)         9,371

Restructuring reserve -
  January 2, 1999 ...............          $    --          $ 2,600          $ 1,947          $    --          $   654
  January 1, 2000 ...............              654               --              649               --                5
  December 30, 2000 .............                5            2,500              901               --            1,604

(1)  Amounts deemed uncollectible.

(2)  Reserves related to accounts receivable acquired in acquisitions.

(3)  Reduction of reserves related to specific customers.