Form 10-Q
period 2001-03-31
AAI FOSTERGRANT INC
filed 2001-05-15
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended March 31, 2001.

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

                                 (401) 231-3800
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES: X    NO:

     As of May 15, 2001, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

     As of May 15, 2001, 608,000 shares of Common Stock, 43,700 shares of Series A Preferred Stock and 70,870 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION                                            PAGE

  ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets as of December 30,
            2000 and March 31, 2001                                           1
          Consolidated Condensed Statements of Operations for the
            three months ended April 1, 2000 and March 31, 2001               2
          Consolidated Condensed Statements of Cash Flows for the
            three months ended April 1, 2000 and March 31, 2001               3
          Notes to Consolidated Condensed Financial Statements                4
  ITEM 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk         18

PART II - OTHER INFORMATION

  ITEM 1. Legal Proceedings                                                  19
  ITEM 2. Changes in Securities and Use of Proceeds                          19
  ITEM 3. Defaults Upon Senior Securities                                    19
  ITEM 4. Submission of Matters to a Vote of Security Holders                19
  ITEM 5. Other Information                                                  19
  ITEM 6. Exhibits and reports on Form 8-K                                   19
SIGNATURES                                                                   20

                AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                            (In thousands)


                                                                                   DECEMBER 30,   MARCH  31,
                        ASSETS                                                        2000          2001
                                                                                   ------------   ----------

CURRENT ASSETS:
   Cash and cash equivalents                                                        $     578     $     413
   Accounts receivable less reserves of approximately $9,370 and $10,371               32,839        26,645
   Inventories                                                                         33,083        32,339
   Prepaid expenses and other current assets                                            1,280         1,222
   Deferred tax assets                                                                    980           980
                                                                                    ---------     ---------
       Total current assets                                                            68,760        61,599
                                                                                    ---------     ---------
Property, plant and equipment, net                                                     18,658        19,117
Intangible assets                                                                      12,830        12,666
Other assets, net                                                                       5,914         5,590
Deferred tax assets                                                                     2,009         2,009
                                                                                    ---------     ---------
       Total assets                                                                 $ 108,171     $ 100,981
                                                                                    =========     =========

        LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                          $  25,263     $  24,613
   Current maturities of long-term obligations                                          1,427         1,770
   Deferred compensation - current portion                                                 10            11
   Accounts payable                                                                    21,380        22,451
   Accrued expenses                                                                    17,678        14,279
   Accrued income taxes                                                                 2,403         2,403
                                                                                    ---------     ---------
       Total current liabilities                                                       68,161        65,527
                                                                                    ---------     ---------

10 3/4% series B senior notes due 2006                                                 51,850        51,850
Long-term obligations - less current maturities                                         6,561         6,116
Deferred compensation - less current portion                                            1,287         1,361
Series A redeemable convertible Preferred stock, $.01 par value --
   Designated, issued and outstanding-- 43,700 shares stated at redemption value       35,147        36,010
Series B redeemable Preferred stock, $.01 par value --
   Designated - 75,000 shares
   Issued and outstanding - 70,870 shares stated at redemption value                      945           945

SHAREHOLDERS' DEFICIT:
   Common stock, $.01 par value -- authorized - 4,800,000 shares
          issued and outstanding -- 608,000 shares                                          6             6
   Additional paid-in capital                                                             270           270
   Accumulated other comprehensive loss                                                  (575)       (1,073)
   Accumulated deficit                                                                (55,481)      (60,031)
                                                                                    ---------     ---------
       Total shareholders' deficit                                                    (55,780)      (60,828)
                                                                                    ---------     ---------
Total liabilities and shareholders' deficit                                         $ 108,171     $ 100,981
                                                                                    =========     =========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            (In thousands)


                                                                                   THREE MONTHS ENDED
                                                                                 ----------------------
                                                                                 APRIL 1,     MARCH 31,
                                                                                   2000         2001
                                                                                 --------     ---------

NET SALES                                                                        $ 42,528     $ 30,099
COST OF GOODS SOLD                                                                 23,581       17,965
                                                                                 --------     --------
   Gross profit                                                                    18,947       12,134

OPERATING EXPENSES:
   Selling                                                                         10,163        8,678
   General and administrative                                                       5,870        4,525
   Restructuring charge                                                             2,500           --
                                                                                 --------     --------
      Income (loss) from operations                                                   414       (1,069)
Interest expense                                                                   (2,597)      (2,567)
Other income, net                                                                      51           45
Equity in losses of investments in affiliates                                          --          (14)

Loss before income tax expense and dividends and accretion on preferred stock      (2,132)      (3,605)
Income tax expense                                                                     --           82
                                                                                 --------     --------
Net loss before dividends and accretion on preferred stock                         (2,132)      (3,687)
Dividends and accretion on preferred stock                                            787          863
                                                                                 --------     --------
Net loss applicable to common shareholders                                       $ (2,919)    $ (4,550)
                                                                                 ========     ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                                    THREE MONTHS ENDED
                                                                                   ---------------------
                                                                                   APRIL 1,    MARCH 31,
                                                                                    2000        2001
                                                                                   -------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(2,132)    $(3,687)
    Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                    3,078       2,978
    Amortization of interest costs related to debt                                     134         341
    Equity in losses of investments in affiliates                                       --          14
    Cumulative foreign currency translation adjustment                                 (48)         --
    Changes in assets and liabilities, net of acquisitions -
      Accounts receivable                                                           (8,940)      5,537
      Inventories                                                                   (2,838)        665
      Prepaid expenses and other current assets                                         35          52
      Deferred costs                                                                    --         (40)
      Accounts payable                                                               5,770         957
      Accrued expenses                                                              (1,340)     (3,039)
      Accrued income taxes                                                              (4)         --
                                                                                   -------     -------
             Net cash (used in) provided by operating activities                    (6,285)      3,778
                                                                                   -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property, plant and equipment                                      (2,559)     (3,187)
    Increase in other assets                                                          (161)         --
                                                                                   -------     -------
            Net cash used in investing activities                                   (2,720)     (3,187)
                                                                                   -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Net borrowings (repayments) under revolving note payable                         7,575        (650)
    Payments on long term obligations and deferred compensation                       (145)       (103)
                                                                                   -------     -------
            Net cash provided by (used in) financing activities                      7,430        (753)
                                                                                   -------     -------

Effect of exchange rate changes on cash and cash equivalents                            --          (3)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,575)       (165)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       2,289         578
                                                                                   -------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               714         413
                                                                                   =======     =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
    Cash paid during the period for-
      Interest                                                                     $ 4,436     $ 2,663
                                                                                   =======     =======
      Income taxes                                                                 $    --     $    15
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

                AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

    (a) Interim Consolidated Condensed Financial Statements

    The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended December 30, 2000 as reported in the Company's 10-K filed with the SEC on March 29, 2001. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 29, 2001, or for any other future period.

    (b) Revenue Recognition

    The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

    (c) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 30, 2000 and March 31, 2001
(in thousands):

                                          DECEMBER 30,   MARCH 31,
                                            2000           2001
                                          ------------   --------
Finished goods .......................      $26,881      $28,199

Work-in-process and raw materials ....        6,202        4,140
                                            -------      -------
                                            $33,083      $32,339
                                            =======      =======

    (d) Customer Acquisition Costs

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $88,000 and $13,000 for the three months ended April 1, 2000 and March 31, 2001, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 1, 2000, the Company did not capitalize any of these costs. The Company capitalized costs of approximately $40,000 during the three months ended March 31, 2001. Amortization expense for the three months ended April 1, 2000 and March 31, 2001 related to previously capitalized costs was approximately $320,000 and $85,000, respectively.

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

    The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company, including the Senior Credit Facility. The Senior Credit Facility is secured by a mortgage on its Smithfield, RI property, accounts receivable and inventory of the Company and its domestic subsidiaries. Accordingly, the Company's obligations under the Senior Credit Facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a senior and joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations.

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

    During the second and third quarter of fiscal 2000, the Company repurchased $23.15 million face amount of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI property and subject to the obligation of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized an $8.8 million extraordinary gain, net of $6.3 million in taxes, and wrote off $90,000 of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

    In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment is outstanding. The Company is amortizing the value related to two six-month periods (approximately $945,000) as interest expense. If the participation commitment is outstanding for a period beyond twelve months, the Company will record additional value to the Series B Preferred Stock and amortize the related costs over the additional period of the participation commitment as required.

Note 3 - Senior Credit Facility

    In March 2001, the Company amended its Senior Credit Facility. Borrowings under the Senior Credit Facility are limited to the lesser of $60.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (8.0% at March 31, 2001) plus 0.5% or LIBOR

(5.08% at March 31, 2001) plus 2.25%. The Company has the option of electing the rate; however, the use of LIBOR is limited. The Senior Credit Facility expires July 2003. As of March 31, 2001, the Company had approximately $3.4 million borrowing availability under the Senior Credit Facility.

     The Senior Credit Facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of March 31, 2001, the Company was not in compliance with certain financial covenants. On May 14, 2001, the Company entered into a sixth amendment to the Senior Credit Facility which modified the financial covenants and waived non-compliance with the prior covenants.

Note 4 - Comprehensive Loss

     Comprehensive loss for the three months ended April 1, 2000 and March 31, 2001 was $2.2 million and $3.1 million, respectively. Differences between comprehensive loss and loss before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 5 - Restructuring Charge

     In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002.

                   Restructuring Charge  Payments    Payments    Reserve Balance
    Description        April 1, 2000    Fiscal 2000  Q1 2001     March 31, 2001
    -----------    -------------------- -----------  --------    ---------------

Severance benefits        $2,500           $896        $692           $912
                          ======           ====        ====           ====

Note 6- Segment Reporting

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

                                      CHAIN DRUG
     THREE MONTHS                    STORES/COMBO
         ENDED            MASS         STORES/
     APRIL 1, 2000    MERCHANDISERS  SUPERMARKETS    VARIETY        OTHER         TOTAL
     -------------    -------------  ------------    --------      --------      --------
Net sales               $ 23,656       $ 10,042      $  7,303      $  1,527      $ 42,528
                        ========       ========      ========      ========      ========
Segment profit (loss)   $    117       $   (402)     $ (1,204)     $   (694)     $ (2,183)
                        ========       ========      ========      ========      ========


                                         CHAIN DRUG
     THREE MONTHS                       STORES/COMBO
         ENDED              MASS          STORES/
    MARCH 31, 2001      MERCHANDISERS   SUPERMARKETS   VARIETY        OTHER      TOTAL
    --------------      -------------   -------------  --------      --------   --------
Net sales                 $ 16,114        $  8,723     $  4,097      $  1,165   $ 30,099
                          ========        ========     ========      ========   ========
Segment loss              $ (1,720)       $   (223)    $ (1,200)     $   (507)  $ (3,650)
                          ========        ========     ========      ========   ========


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

    Total assets specifically identifiable with each reportable segment are as follows:

                                                 DECEMBER 30,       MARCH 31,
                                                    2000              2001
                                                 ------------       ---------
Mass merchandisers                                 $ 22,497         $ 24,123
Chain drug stores/combo stores/supermarkets           7,795           11,020
Variety                                               4,631            4,680
Other                                                 2,701            3,839
Unassigned assets                                    70,547           57,319
                                                   --------         --------
                                                   $108,171         $100,981
                                                   ========         ========


Note 7 - Subsequent Event

    On April 6, 2001, the Company sold the majority of its remaining inventory related to the Fantasma product lines (watches and clocks) and related licenses to sell the product lines. The sales price of approximately $344,000 consisted of approximately $294,000 of cash and $50,000 to be placed in escrow to fund future customer credits taken on sales made by the Company prior to the transaction date. The Buyer did not assume trade receivables and remaining liabilities related to Fantasma.

Note 8 - Supplemental Consolidating Financial Information

    The following is summarized consolidating financial information for the Company, segregating the Company, wholly owned guarantor subsidiaries and non-guarantor subsidiaries as they relate to the Notes. The wholly owned guarantor subsidiaries are domestic subsidiaries of the Company and they guarantee the Notes on a full, unconditional and joint and several basis. Separate financial statements of the guarantor subsidiaries have not been included because management believes that they are not material to investors.

    The Company and guarantor subsidiaries account for investments in subsidiaries on the equity method for the purposes of the consolidating financial data. Earnings of subsidiaries are therefore reflected in the Company's and subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             DECEMBER 30, 2000
                                                 ----------------------------------------------------------------------
                                                               GUARANTOR     NON-GUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                 ---------    ------------   --------------  ------------  ------------
                                                                             (IN THOUSANDS)

                                                                                ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                     $      --      $      --      $     578      $      --      $     578
   Accounts receivable, net                         27,084          2,143          3,612             --         32,839
   Inventories                                      28,948             --          4,135             --         33,083
   Prepaid expenses and other current assets           837             42            401             --          1,280
   Deferred tax assets                                 980             --             --             --            980
                                                 ---------      ---------      ---------      ---------      ---------
      Total current assets                          57,849          2,185          8,726             --         68,760

PROPERTY, PLANT AND EQUIPMENT, NET                  16,887              6          1,765             --         18,658
OTHER ASSETS, NET                                   38,356             --          2,729        (20,332)        20,753
                                                 ---------      ---------      ---------      ---------      ---------
                                                 $ 113,092      $   2,191      $  13,220      $ (20,332)     $ 108,171
                                                 =========      =========      =========      =========      =========

                                                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable       $  25,263      $      --      $      --      $      --      $  25,263
   Current maturities of long-term
     obligations                                     1,390             --             47             --          1,437
   Accounts payable                                 19,813             67          1,500             --         21,380
   Accrued expenses                                 18,251            722          1,108             --         20,081
   Due (from) to affiliate                            (631)         8,141          8,823        (16,333)            --
                                                 ---------      ---------      ---------      ---------      ---------
      Total current liabilities                     64,086          8,930         11,478        (16,333)        68,161

10 3/4% SENIOR NOTES                                51,850             --             --             --         51,850

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                   7,652             --            196             --          7,848

      Preferred stock                               36,092             --             --             --         36,092
      Shareholders' (deficit) equity               (46,588)        (6,739)         1,546         (3,999)       (55,780)
                                                 ---------      ---------      ---------      ---------      ---------
                                                 $ 113,092      $   2,191      $  13,220      $ (20,332)     $ 108,171
                                                 =========      =========      =========      =========      =========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                                MARCH 31, 2001
                                                   -----------------------------------------------------------------------
                                                                 GUARANTOR     NON-GUARANTOR
                                                    COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   ---------    ------------   -------------  ------------    ------------
                                                                              (IN THOUSANDS)

                                                                                  ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                       $      11      $      --      $     402      $      --      $     413
   Accounts receivable, net                           19,856          1,001          5,788             --         26,645
   Inventories                                        28,561             --          3,778             --         32,339
   Prepaid expenses and other current assets             813             42            367             --          1,222
   Deferred tax assets                                   980             --             --             --            980
                                                   ---------      ---------      ---------      ---------      ---------
       Total current assets                           50,221          1,043         10,335             --         61,599

PROPERTY, PLANT AND EQUIPMENT,                        17,492              3          1,622             --         19,117
OTHER ASSETS, NET                                     37,068             --          2,769        (19,572)        20,265
                                                   ---------      ---------      ---------      ---------      ---------
                                                   $ 104,781      $   1,046      $  14,726      $ (19,572)     $ 100,981
                                                   =========      =========      =========      =========      =========

                                                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable         $  24,613      $      --      $      --      $      --      $  24,613
   Current maturities of long-term obligations         1,738             --             43             --          1,781
   Accounts payable                                   19,643             15          2,793             --         22,451
   Accrued expenses                                   14,741            238          1,703             --         16,682
   Due (from) to affiliate                              (925)         7,639          8,553        (15,267)            --
                                                   ---------      ---------      ---------      ---------      ---------
      Total current liabilities                       59,810          7,892         13,092        (15,267)        65,527

10 3/4% SENIOR NOTES                                  51,850             --             --             --         51,850

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                     7,299             --            178             --          7,477

      Preferred stock                                 36,955             --                                       36,955
      Shareholders' (deficit) equity                 (51,133)        (6,846)         1,456         (4,305)       (60,828)
                                                   ---------      ---------      ---------      ---------      ---------
                                                   $ 104,781      $   1,046      $  14,726      $ (19,572)     $ 100,981
                                                   =========      =========      =========      =========      =========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                THREE MONTHS ENDED APRIL 1, 2000
                                               ------------------------------------------------------------------
                                                            GUARANTOR    NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                               --------    ------------  -------------  ------------  ------------
                                                                        (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS

Net sales                                      $ 35,734      $    740      $  6,054      $     --     $ 42,528
Cost of goods sold                               20,105           821         2,655            --       23,581
                                               --------      --------      --------      --------     --------

    Gross profit                                 15,629           (81)        3,399            --       18,947

Operating expenses                               12,711           680         2,642            --       16,033
Restructuring charges                             2,500            --            --            --        2,500
                                               --------      --------      --------      --------     --------

    Income (loss) from operations                   418          (761)          757            --          414

Interest expense                                 (2,483)          (30)          (84)           --       (2,597)
Other income (expense), net                         387            43          (379)           --           51
Equity in (losses) income of investments
  in affiliates                                    (454)           --            --           454           --
                                               --------      --------      --------      --------     --------

Loss (income) before income tax
    expense and dividends and
    accretion on preferred stock                 (2,132)         (748)          294           454       (2,132)

Income tax expense                                   --            --            --            --           --
                                               --------      --------      --------      --------     --------

Net (loss) income before dividends and
  accretion on preferred stock                   (2,132)         (748)          294           454       (2,132)

Dividends and accretion on preferred stock          787            --            --            --          787
                                               --------      --------      --------      --------     --------

    Net (loss) income applicable to
    common shareholders                        $ (2,919)     $   (748)     $    294      $    454     $ (2,919)
                                               ========      ========      ========      ========     ========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                           THREE MONTHS ENDED
                                                  -------------------------------------------------------------------
                                                                             MARCH 31, 2001
                                                  -------------------------------------------------------------------
                                                              GUARANTOR     NON-GUARANTOR
                                                  COMPANY     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                  --------    ------------  -------------  ------------  ------------
                                                                           (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS

Net sales                                         $ 23,395      $    132      $  6,572      $     --     $ 30,099
Cost of goods sold                                  14,870           254         2,841            --       17,965
                                                  --------      --------      --------      --------     --------

Gross profit                                         8,525          (122)        3,731            --       12,134
Operating expenses                                  10,479           (16)        2,740            --       13,203
Restructuring Charges                                   --            --            --            --           --
                                                  --------      --------      --------      --------     --------

(Loss) income from operations                       (1,954)         (106)          991            --       (1,069)
Interest expense                                    (2,474)           --           (93)           --       (2,567)
Other income (expense), net                            461            --          (416)           --           45
Equity in (losses) earnings of
  investments in affiliates                           (302)           --            --           288          (14)
                                                  --------      --------      --------      --------     --------

(Loss) income before income tax expense and
  dividends and accretion on  preferred stock       (4,269)         (106)          482           288       (3,605)
Income tax expense                                       8            --            74            --           82
                                                  --------      --------      --------      --------     --------

Net (loss) income before dividends and
  accretion on preferred stock                      (4,277)         (106)          408           288       (3,687)
Dividends and accretion on preferred stock             863            --            --            --          863
                                                  --------      --------      --------      --------     --------

Net loss (income) applicable to common
  shareholders                                    $ (5,140)     $   (106)     $    408      $    288     $ (4,550)
                                                  ========      ========      ========      ========     ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                          THREE MONTHS ENDED
                                                   ----------------------------------------------------------------
                                                                            APRIL 1, 2000
                                                   ----------------------------------------------------------------
                                                             GUARANTOR     NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                   -------   ------------  -------------  ------------ ------------
                                                                          (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash flows from operating activities               $   488      $  (806)     $(5,967)     $    --      $(6,285)
Cash flows from investing activities:
   Purchase of property, plant and equipment        (2,161)                     (398)                   (2,559)
   Advance to affiliates                            (5,933)          --           --        5,933           --
   Other investing activities                          264           --         (425)          --         (161)
                                                   -------      -------      -------      -------      -------
   Net cash (used in) provided by investing
     activities                                     (7,830)          --         (823)       5,933       (2,720)
                                                   -------      -------      -------      -------      -------

Cash flows from financing activities:
   Net borrowings under revolving note payable       7,575           --           --           --        7,575

   Payments on long-term obligations and
     deferred compensation                            (142)          --           (3)          --         (145)
   Due to (from) affiliates                             --          798        5,135       (5,933)          --
                                                   -------      -------      -------      -------      -------
     Net cash provided by (used in)
       financing activities                          7,433          798        5,132       (5,933)       7,430
                                                   -------      -------      -------      -------      -------
     Net increase (decrease) in cash                    91           (8)      (1,658)          --       (1,575)
Cash and cash equivalents, beginning of period          97            8        2,184           --        2,289
                                                   -------      -------      -------      -------      -------

Cash and cash equivalents, end of period           $   188      $    --      $   526      $    --      $   714
                                                   =======      =======      =======      =======      =======


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                          THREE MONTHS ENDED
                                                   -----------------------------------------------------------------
                                                                            MARCH 31, 2001
                                                   -----------------------------------------------------------------
                                                              GUARANTOR    NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   -------   ------------  -------------  ------------  ------------
                                                                          (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS

Cash flows from operating activities               $ 2,654      $   502      $   622      $    --        $ 3,778
Cash flows from investing activities:
   Purchase of property, plant and equipment        (2,727)          --         (460)          --         (3,187)
   Advance to affiliates                            (4,531)          --          (43)       4,574             --
                                                   -------      -------      -------      -------        -------

   Net cash (used in) provided by
     investing activities                           (7,258)          --         (503)       4,574         (3,187)
                                                   -------      -------      -------      -------        -------
Cash flows from financing activities:
   Net borrowings under revolving note payable        (650)          --           --           --           (650)

   Payments on long-term obligations
     and deferred compensation                         (81)          --          (22)          --           (103)
   Due to (from) affiliates                          5,346         (502)        (270)      (4,574)            --
                                                   -------      -------      -------      -------        -------

   Net cash provided by (used in)
     financing activities                            4,615         (502)        (292)      (4,574)          (753)
                                                   -------      -------      -------      -------        -------

   Net increase (decrease) in cash                      11           --         (173)          --           (162)
   Exchange rate effect on cash                         --           --           (3)          --             (3)
Cash and cash equivalents, beginning of period          --           --          578           --            578
                                                   -------      -------      -------      -------        -------

Cash and cash equivalents, end of period           $    11      $    --      $   402      $    --        $   413
                                                   =======      =======      =======      =======        =======

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

    When establishing or expanding a customer relationship, the Company generally enters into multi-year agreements for the supply of specified product lines to specific customer stores. The agreements typically do not contain required minimum sales volumes but may provide for termination penalties equal to the Company's unamortized cost of product displays provided to the customer. The Company believes its relationships with retailers are dependent upon its ability to efficiently utilize allocated floor space to generate satisfactory returns for its customers. To meet this end, the Company strives to consistently deliver competitively priced products and service programs, which provide retailers with attractive gross margins and inventory turnover rates. The Company has historically retained customers from year to year, although retailers may drop or add product lines supplied by the Company. Generally, customer loss has been attributable to such customer going out of business or being acquired by a company that does not carry the Company's product line or has prior relationships with a competitor of the Company.

    Certain segments of the retail industry, particularly mass merchandisers, variety stores, drugstores and supermarkets, are experiencing significant consolidation and in recent years many major retailers have experienced financial difficulties. These industry wide developments may have an impact on the Company's results of operations. In addition, many major retailers have sought to reduce inventory levels in order to reduce their operating cost, which has had a negative effect on the Company's results of operations.

    Net Sales. The Company currently offers optical products and costume jewelry, and during 2000 also offered small synthetic leather goods, watches, clocks and other accessories, generally at retail price points of $30 or less. The Company has discontinued offering small leather goods over the last fifteen months. The Company has also sold its Fantasma operation (see Note 7). Net sales of the Company's optical products accounted for approximately 79.9% and 70.0% of the Company's net sales for the three months ended March 31, 2001 and April 1, 2000, respectively. Net sales of the Company's costume jewelry accounted for approximately 19.4% and 27.2% of the Company's net sales for the three months ended March 31, 2001 and April 1, 2000, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

    Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 77.8% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure. Also, included in Cost of Goods Sold are shipping costs that the Company does not separately bill to its customers.

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

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $13,000 and $88,000 for the three months ended March 31, 2001 and April 1, 2000, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three months ended April 1, 2000, the Company did not capitalize any of these costs. The Company capitalized costs of approximately $40,000 during the three months ended March 31, 2001. Amortization expense for the three months ended March 31, 2001 and April 1, 2000 related to previously capitalized costs was approximately $85,000 and $320,000, respectively.

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

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, excluding the restructuring charge of $2.5 million, was approximately $1.9 million and $6.0 million for the three months ended March 31, 2001 and April 1, 2000, respectively. The decrease of $4.1 million or 68%, excluding the restructuring charge, is principally due to the decrease in operating income, which relates principally to the decline in net sales. EBITDA, including the restructuring charge was $3.5 million for the three months ended April 1, 2000.

    Net loss before dividends and accretion on preferred stock was $3.7 million for the three months ended March 31, 2001 as compared to net income before dividends and accretion on preferred stock, excluding the restructuring charge, of $0.4 million for the three months ended April 1, 2000. Net loss before dividends and accretion on preferred stock, including the restructuring charge was $2.1 million for the three months ended April 1, 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                                                    THREE MONTHS ENDED
                                                                   --------------------
                                                                   APRIL 1,   MARCH 31,
                                                                    2000        2001
                                                                   --------   ---------
Net sales                                                          100.0%       100.0%
Cost of goods sold                                                  55.4         59.7
                                                                   -----        -----
Gross profit                                                        44.6         40.3
Operating expenses, excluding restructuring charges                 37.7         43.9
Restructuring charges                                                5.9           --
                                                                   -----        -----

Income (loss) from operations                                        1.0         (3.6)
Interest expense                                                    (6.1)        (8.5)
Other income, net                                                    0.1          0.2
                                                                   -----        -----
Loss before taxes and dividends and accretion on preferred Stock    (5.0)       (11.9)
Income tax expense                                                    --          0.3
                                                                   -----        -----
Net loss before dividends and accretion on preferred stock          (5.0)       (12.2)
Dividends and accretion on preferred stock                           1.9          2.9
                                                                   -----        -----
Net loss applicable to common shareholders                          (6.9)%      (15.1)%
                                                                   =====        =====

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED APRIL 1, 2000

    Net Sales. Consolidated net sales were $30.1 million for the three months ended March 31, 2001 as compared to $42.5 million for the three months ended April 1, 2000, a decrease of $12.4 million. Sales of optical products decreased due to the timing of initial customer shipments for the 2000 sunglass rollout, which occurred during the first quarter of 2000 as compared to the initial orders being shipped in the fourth quarter of fiscal 2000 for the 2001 sunglass season. The decline is also attributable to planned reductions in jewelry, principally related to a change in the terms of service with a significant customer in the mass merchandiser channel, general softness in jewelry at retail across all channels and the planned de-emphasis on watches, clocks, and certain other accessory lines across all segments.

    Gross Profit. Gross profit was $12.1 million for the three months ended March 31, 2001 as compared to $18.9 million for the three months ended April 1, 2000. Gross profit as a percentage of net sales decrease to 40.3% for the three months ended March 31, 2001 from 44.6% for the three months ended April 1, 2000. The $6.8 million or 36.0% decrease is primarily due to the sales volume decline and a shift in mix to the variety channel where lower margin is realized.

    Operating Expenses. Operating expenses were $13.2 million for the three months ended March 31, 2001 as compared to $16.0 million, excluding the restructuring charge of $2.5 million for the three months ended April 1, 2000, a decrease of 17.6% or $2.8 million. Decreases occurred throughout the Company and represent continued attention to expense control. Expenses after the restructuring charge were $18.5 million for the three months ended April 1, 2000. The restructuring charge reflects an accrual for severance payments due to three executives, which will be paid over a two-year period through fiscal 2002.

    Interest Expense. Interest expense was $2.6 million for the three months ended March 31, 2001 and April 1, 2000. This resulted from higher average borrowings under the Company's credit facilities to fund operations completely offset by the interest savings generated by the bond repurchase during fiscal 2000.

    Income Tax. Income tax expense was $82,000 for the three months ended March 31, 2001. No income tax expense or benefit was recorded for the three months ended April 1, 2000.

    Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock was $3.7 million for the three months ended March 31, 2001 as compared to net income before dividends and accretion on preferred stock, excluding the restructuring charge of $0.4 million for the three months ended April 1, 2000, a decrease of $4.1 million in earnings. Net loss before dividends and accretion on preferred stock, including the restructuring charge was $2.1 million for the three months ended April 1, 2000.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders was $4.5 million for the three months ended March 31, 2001 as compared to a loss, excluding the restructuring charge of $0.4 million for the three months ended April 1, 2000, an increase of $4.1 million. The increase is attributable to the $4.1 million decrease in earnings along with an increase of $76,000 in dividends and accretion on Series A Preferred Stock due to the compounding of accrued dividends. Net loss applicable to common shareholders after the restructuring charge was $2.9 million for the three months ended April 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, the Company had cash and cash equivalents of $0.4 million and negative working capital of $3.9 million as compared to $0.6 million and $0.6 million, respectively, at December 30, 2000. The decline in cash and cash equivalents is due to the Company's enhanced focus on utilizing worldwide cash reserves to fund payments on its Senior Credit Facility. The decline in working capital was driven by continued focus on reductions in receivables and inventory, as well as the timing of the payment of interest on the Senior Notes on January 15, 2001. The payment was funded by the Senior Credit Facility.

     The Company generated $3.8 million of cash in operations during the three months ended March 31, 2001 compared to a use of $6.3 million during the three months ended April 1, 2000. The increase in cash resulted principally from continued collection efforts of accounts receivable and improved inventory management during the first quarter of fiscal 2001.

     The Company used $3.2 million in investing activities during the three months ended March 31, 2001 compared to a use of $2.7 million during the three months ended April 1, 2000. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases.

     The Company used $0.7 million from financing activities during the three months ended March 31, 2001 compared to generating $7.4 million during the three months ended April 1, 2000. The decrease in cash from financing activities is primarily due to an increase in cash provided by operating activities, which was utilized to pay down the revolving note payable.

     The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at March 31, 2001 of $36.0 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness is outstanding. The Notes constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

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

     The Company has substantial indebtedness and significant debt service obligations. As of March 31, 2001, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $85.7 million. The Company had current liabilities of approximately $65.5 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $5.6 million, minimum royalty obligations over the next two years of approximately $2.9 million and minimum payments under its operating leases of approximately $417,000. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

     The Company has up to $3.4 million available for borrowings under the Senior Credit Facility as of March 31, 2001. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of March 31, 2001, the Company was not in compliance of certain financial covenants. On May 14, 2001, the Company entered into a sixth amendment to the Senior Credit Facility which modified the financial covenants and waived non-compliance with the prior covenants.

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

SEASONALITY AND QUARTERLY INFORMATION

    Significant portions of the Company's business are seasonal. Sunglasses are shipped primarily during the fourth quarter of the fiscal year as retailers build inventory for the spring and summer selling seasons, while costume jewelry and other accessories are shipped primarily during the second half of the fiscal year as retailers build inventory for the holiday season. Reading glasses sales are generally uniform throughout the year. As a result of these shipping trends, the Company's working capital requirements grow throughout the first half of the year to fund purchases and accounts receivable. In the second half of the year, the Company's working capital requirements decreases as accounts receivables are collected.

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

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the three months ended March 31, 2001, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company has not been materially impacted by the fluctuations in the Euro exchange.

               AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1.6 Sixth Amendment to Second Amended and Restated Financing and Security Agreement dated as of May 14, 2001.

    (b) Report on Form 8-K

    The registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

               AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       AAi.FosterGrant, Inc. (Registrant)

Dated: May 15, 2001                    /s/ Michael F. Cronin
                                       ----------------------------------------
                                       Michael F. Cronin
                                       Chairman of the Board

Dated: May 15, 2001                    /s/ John R. Ranelli
                                       ----------------------------------------
                                       John R. Ranelli
                                       Director, President, and Chief Executive
                                       Officer (Principal Executive Officer)

Dated: May 15, 2001                    /s/ Brian J. Lagarto
                                       ----------------------------------------
                                       Brian J. Lagarto
                                       Chief Financial Officer
                                       (Principal Financial Officer)