Form 10-Q
period 2001-06-30
AAI FOSTERGRANT INC
filed 2001-08-14
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended June 30, 2001.

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

    As of August 14, 2001, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

    As of August 14, 2001, 608,000 shares of Common Stock, 43,700 shares of Series A Preferred Stock and 70,870 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS


                                                                          PAGE
PART I. - FINANCIAL INFORMATION

     ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

             Consolidated Condensed Balance Sheets as of December 30,
             2000 and June 30, 2001                                           3

             Consolidated Condensed Statements of
             Operations for the three and six months ended July 1, 2000
             and June 30, 2001                                                4

             Consolidated Condensed Statements of Cash Flows
             for the six months ended July 1, 2000 and June 30, 2001          5

             Notes to Consolidated Condensed Financial Statements          6-16

     ITEM 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         17-22

     ITEM 3. Quantitative and Qualitative Disclosures About
              Market Risk                                                 22-23

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                               24

     ITEM 2. Changes in Securities and Use of Proceeds                       24

     ITEM 3. Defaults Upon Senior Securities                                 24

     ITEM 4. Submission of Matters to a Vote of Security Holders             24

     ITEM 5. Other Information                                               24

     ITEM 6. Exhibits and reports on Form 8-K                                24

SIGNATURES                                                                   25

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)




                                                    ASSETS                              DECEMBER 30,    JUNE 30,
                                                                                            2000          2001
                                                                                        -----------    ---------
CURRENT ASSETS:
   Cash and cash equivalents                                                             $     578     $   1,497
   Accounts receivable less reserves of approximately $9,370 and $10,737                    32,839        23,615
   Inventories                                                                              33,083        24,146
   Prepaid expenses and other current assets                                                 1,280         1,154
   Deferred tax assets                                                                         980           980
                                                                                         ---------     ---------
       Total current assets                                                                 68,760        51,392
                                                                                         ---------     ---------
Property, plant and equipment, net                                                          18,658        18,047
Intangible assets                                                                           12,830        12,501
Other assets                                                                                 5,914         5,467
Deferred tax assets                                                                          2,009         2,009
                                                                                         ---------     ---------
       Total assets                                                                      $ 108,171     $  89,416
                                                                                         =========     =========

                                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Borrowings under revolving note payable                                               $  25,263     $  19,623
   Current maturities of long-term obligations                                               1,427         1,780
   Deferred compensation - current portion                                                      10            12
   Accounts payable                                                                         21,380        14,538
   Accrued expenses                                                                         17,678        15,116
   Accrued income taxes                                                                      2,403         2,733
                                                                                         ---------     ---------
       Total current liabilities                                                            68,161        53,802
                                                                                         ---------     ---------

10 3/4% series B senior notes due 2006                                                      51,850        51,850
Long-term obligations - less current maturities                                              6,561         5,669
Deferred compensation - less current portion                                                 1,287         1,521
Series A  redeemable convertible Preferred stock, $.01 par value --
   Designated, issued and outstanding -- 43,700 shares stated at redemption value           35,147        36,895
Series B redeemable Preferred stock, $.01 par value --
   Designated -- 75,000 shares
   Issued and outstanding - 70,870 shares stated at redemption value                           945         1,129

SHAREHOLDERS' DEFICIT:
      Common stock, $.01 par value -- Authorized -- 4,800,000 shares
        Issued and outstanding -- 608,000 shares                                                 6             6
      Additional paid-in capital                                                               270           270
      Accumulated other comprehensive loss                                                    (575)       (1,058)
      Accumulated deficit                                                                  (55,481)      (60,668)
                                                                                         ---------     ---------
          Total shareholders' deficit                                                      (55,780)      (61,450)
                                                                                         ---------     ---------
Total liabilities and shareholders' deficit                                              $ 108,171     $  89,416
                                                                                         =========     =========


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)



                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                         -----------------------          -----------------------
                                                         JULY 1,         JUNE 30,         JULY 1,        JUNE 30,
                                                          2000             2001            2000            2001
                                                         -------         -------          -------         -------
NET SALES                                                $45,707         $38,273          $88,235         $68,372
COST OF GOODS SOLD                                        25,529          21,338           49,111          39,304
                                                         -------         -------          -------         -------
   Gross profit                                           20,178          16,935           39,124          29,068

OPERATING EXPENSES:
   Selling                                                12,062           9,609           23,505          18,287
   General and administrative                              4,539           3,728            9,129           8,251
   Restructuring charge                                       --             338            2,500             338
                                                         -------         -------          -------         -------
      Income from operations                               3,577           3,260            3,990           2,192
Interest expense                                          (2,851)         (2,489)          (5,448)         (5,056)
Other income (expense), net                                   94             (59)             145             (14)
Equity in losses of investment in affiliates                  --             (84)              --             (98)
                                                         -------         -------          -------         -------
Income (loss) before income tax expense                      820             628           (1,313)         (2,976)
Income tax expense                                            43             380               43             462
                                                         -------         -------          -------         -------
Net income (loss) before extraordinary items                 777             248           (1,356)         (3,438)
Extraordinary gain, net of $3.2 million in taxes           4,429              --            4,429              --
                                                         -------         -------          -------         -------
Net income (loss) before dividends and accretion
  on preferred stock                                       5,206             248            3,073          (3,438)

Dividends and accretion on preferred stock                   801             885            1,588           1,749
                                                         -------         -------          -------         -------
Net income (loss) applicable to common shareholders      $ 4,405         $  (637)         $ 1,485         $(5,187)
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            SIX MONTHS ENDED
                                                                                        ------------------------
                                                                                         JULY 1,        JUNE 30,
                                                                                          2000            2001
                                                                                        --------       ---------
   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss) before dividends and accretion on preferred stock              $  3,073       $ (3,438)
       Adjustments to reconcile net loss to net cash used in operating activities-
       Depreciation and amortization                                                       6,039          5,590
       Extraordinary gain on early extinguishment of debt                                 (4,429)            --
       Amortization of interest costs related to debt                                        272            683
       Equity in losses of investments in affiliates                                          --             98
       Changes in assets and liabilities, net of acquisitions -
         Accounts receivable                                                              (6,704)         8,759
         Inventories                                                                      (5,164)         8,484
         Prepaid expenses and other current assets                                           212            120
         Deferred costs                                                                     (230)           (83)
         Accounts payable                                                                  6,116         (6,497)
         Accrued expenses                                                                   (792)        (2,429)
         Accrued income taxes                                                                 26            330
                                                                                        --------       --------
                Net cash (used in) provided by operating activities                       (1,581)        11,617
                                                                                        --------       --------
   CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment                                         (5,534)        (4,476)
       (Increase) decrease in other assets                                                  (179)             2
                                                                                        --------       --------
               Net cash used in investing activities                                      (5,713)        (4,474)
                                                                                        --------       --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (repayments) under revolving note payable                            8,564         (5,640)
       Proceeds from issuance of long-term debt                                            2,750             --
       Repurchase of 10 3/4% Series B Senior Notes due 2006                               (2,750)            --
       Payments on long term obligations and deferred compensation                          (677)          (544)
       Redemption of Preferred Stock of a subsidiary                                      (1,000)            --
                                                                                        --------       --------

               Net cash provided by (used in) financing activities                         6,887         (6,184)
                                                                                        --------       ---------
       Effect of exchange rate changes on cash and cash equivalents                          (97)           (40)

   NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (504)           919
   CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          2,289            578
                                                                                        --------       --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $  1,785       $  1,497
                                                                                        ========       ========
   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for-
         Interest                                                                       $  5,355       $  5,080
                                                                                        ========       ========
         Income taxes                                                                   $     40       $    108
                                                                                        ========       ========
   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
         Acquisition of equipment under capital lease obligations                       $    557       $     --
                                                                                        ========       ========
         Issuance of Series B Preferred Stock in connection with debt repurchase        $    367       $    184
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

    (a) Interim Consolidated Condensed Financial Statements

    The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended December 30, 2000 as reported in the Company's 10-K filed with the SEC on March 29, 2001. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 29, 2001, or for any other future period.

    (b) Revenue Recognition

    The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

    (c) Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 30, 2000 and June 30, 2001 (in thousands):

                                                 DECEMBER 30,        JUNE 30,
                                                    2000              2001
                                                 ------------       ---------


      Finished goods............................  $ 26,881          $  21,156
      Work-in-process and raw materials.........     6,202              2,990
                                                  --------          ---------
                                                  $ 33,083          $  24,146
                                                  ========          =========

    (d) Customer Acquisition Costs

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $225,000 and $372,000 for the three and six months ended July 1, 2000 and $31,000 and $44,000 for the three and six months ended June 30, 2001, respectively.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. The Company capitalized costs of approximately $230,000 during the three and six months ended July 1, 2000. During the three and six months ended June 30, 2001 the Company capitalized approximately $47,000 and $87,000, respectively, of these costs. Amortization expense related to these costs as well as previously capitalized costs was approximately $339,000 and $659,000 for the three and six months ended July 1, 2000 and $93,000 and $177,000 for the three and six months ended June 30, 2001, respectively.

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

    The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. Accounts receivable and inventory of the Company and its domestic subsidiaries secure the bank credit facility. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At June 30, 2001 management believes the Company was in compliance with these covenants.

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

    During the second quarter of fiscal 2000, the Company repurchased $10.75 million face amount of the Notes for a purchase price of $2.75 million. In addition, during the third quarter of fiscal 2000, the Company repurchased an additional $12.4 million face amount of the Notes for a purchase price of $4.34 million. The purchase price was financed utilizing a term loan under its existing senior credit facility (the "Senior Credit Facility"). The term loan is secured by a mortgage on its Smithfield, RI property and subject to the obligation of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of the second quarter Note repurchase, the Company recognized $4.4 million extraordinary gain, net of $3.2 million in taxes, and wrote off $42,000 of unamortized issuance costs related to the $10.75 million of Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

    In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment is outstanding. The Company is amortizing the value related to each six-month participation commitment to interest expense. As the participation commitment is extended for additional six-month periods, the Company is recording additional value to the Series B Preferred Stock and amortizing the related costs over the additional period of the participation commitment as required. During the six months ended June 30, 2001, the Company recorded additional value to the Series B Preferred Stock of $184,000.

Note 3 - Senior Credit Facility

    In May 2001, the Company amended its Senior Credit Facility. Borrowings under the Senior Credit Facility are limited to the lesser of $60.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (7.75% at June 30, 2001) plus 0.5% or LIBOR (3.77% at June 30,
2001) plus 2.75%. The Company has the option of electing the rate; however, the use of LIBOR is limited. The

Senior Credit Facility expires July 2003. As of June 30, 2001, the Company had approximately $1.8 million borrowing availability under the Senior Credit Facility.

    The Senior Credit Facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of June 30, 2001, the Company was not in compliance with certain financial covenants. As of August 13, 2001 the Company received a verbal waiver for such noncompliance from the bank and expects a formal written waiver to be received shortly. The company is currently negotiating its financial covenants going forward so that they reflect performance levels that the Company believes it can attain.

Note 4 - Comprehensive Income (Loss)

    Comprehensive income (loss) for the three and six months ended June 30, 2001 was $0.2 million and ($3.0) million, respectively, as compared to comprehensive income for the three and six months ended July 1, 2000 of $4.7 million and $2.4 million, respectively. Differences between comprehensive income (loss) and income (loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 5 - Restructuring Charge

    In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002.

    In May 2001, the Company recorded a restructure charge of $0.3 million related to one senior executive. In addition, in July 2001, the Company took steps to realign its organization and reduce operating costs that resulted in a workforce reduction. As a result, the Company will recognize a third quarter charge of approximately $0.3 million.



                           March 2000            Fiscal 2000            May 2001            Fiscal 2001      Restructuring Balance
Description           Restructuring Charge        Payments        Restructuring Charge       Payments          At June 30, 2001
-----------           --------------------        --------        --------------------       --------          ----------------
Severance benefits            $2,500                 $896                $338                  $1,062               $880
                              ======                 ====                ====                  ======               ====


Note 6 - New Accounting Standards

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will adopt this statement at the beginning of fiscal year 2002. The Company is currently assessing the impact of this pronouncement.

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


                                                       CHAIN DRUG
      THREE MONTHS                                    STORES/COMBO
          ENDED                    MASS                  STORES/
      JULY 1, 2000             MERCHANDISERS          SUPERMARKETS              VARIETY              OTHER             TOTAL
-----------------------        -------------          ------------              -------             ------           --------
Net sales                        $ 27,492               $ 10,023                $5,447              $2,745           $ 45,707
                                 ========               ========                ======              ======           ========
Segment profit                   $    467               $    187                $   47              $   24           $    725
                                 ========               ========                ======              ======           ========

                                                       CHAIN DRUG
      THREE MONTHS                                    STORES/COMBO
          ENDED                    MASS                  STORES/
      JUNE 30, 2001            MERCHANDISERS          SUPERMARKETS              VARIETY              OTHER             TOTAL
-----------------------        -------------          ------------              -------             ------           --------
Net sales                        $ 24,377               $  8,181                $4,498              $1,217           $ 38,273
                                 ========               ========                ======              ======           ========
Segment profit                   $  1,119               $    387                $ (466)             $ (254)          $    786
                                 ========               ========                =======             =======          ========

                                                       CHAIN DRUG
       SIX MONTHS                                     STORES/COMBO
          ENDED                    MASS                  STORES/
      JULY 1, 2000             MERCHANDISERS          SUPERMARKETS              VARIETY              OTHER              TOTAL
-----------------------        -------------          ------------             --------             ------            --------
Net sales                        $ 51,147               $ 20,066               $ 12,750             $4,272            $ 88,235
                                 ========               ========               ========             ======            ========
Segment profit (loss)            $  1,402               $    910               $   (687)            $ (582)           $  1,043
                                 ========               ========               ========             ======            ========

                                                       CHAIN DRUG
       SIX MONTHS                                     STORES/COMBO
          ENDED                    MASS                  STORES/
      JUNE 30, 2001            MERCHANDISERS          SUPERMARKETS              VARIETY              OTHER              TOTAL
-----------------------        -------------          ------------             --------             ------            --------
Net sales                        $ 40,491               $ 16,904               $  8,595             $2,382            $ 68,372
                                 ========               ========               ========             ======            ========
Segment profit (loss)            $    688               $    883               $ (1,198)            $ (669)           $   (296)
                                 ========               ========               =========            ======            ========

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

    Total assets specifically identifiable with each reportable segment are as follows:

                                                  DECEMBER 30,       JUNE 30,
                                                      2000            2001
                                                 -------------     ----------

Mass merchandisers                                $   22,497       $   19,058
Chain drug stores/combo stores/supermarkets            7,795            8,487
Variety                                                4,631            2,081
Other                                                  2,701            3,523
Unassigned assets                                     70,547           56,267
                                                  ----------       ----------
                                                  $  108,171       $   89,416
                                                  ==========       ==========

Note 8 - Sale of Fantasma Product Lines

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

Note 9 - Supplemental Consolidating Financial Information

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

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             DECEMBER 30, 2000
                                                   ----------------------------------------------------------------------
                                                                  GUARANTOR    NON-GUARANTOR
                                                    COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                   ---------    ------------   -------------   ------------  -------------
                                                                              (IN THOUSANDS)

                                                           ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
   Cash and cash equivalents                       $      --      $      --      $     578     $      --      $     578
   Accounts receivable, net                           27,084          2,143          3,612            --         32,839
   Inventories                                        28,948             --          4,135            --         33,083
   Prepaid expenses and other current assets             837             42            401            --          1,280
   Deferred tax assets                                   980             --             --            --            980
                                                   ---------      ---------      ---------     ---------      ---------
       Total current assets                           57,849          2,185          8,726            --         62,760

PROPERTY, PLANT AND EQUIPMENT, NET                    16,887              6          1,765            --         18,658
OTHER ASSETS                                          38,356             --          2,729       (20,332)        20,753
                                                   ---------      ---------      ---------     ---------      ---------
       Total assets                                $ 113,092      $   2,191      $  13,220     $ (20,332)     $ 108,171
                                                   =========      =========      =========     =========      =========


                                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable         $  25,263      $      --      $      --     $      --      $  25,263
   Current maturities of long-term obligations         1,390             --             47            --          1,437
   Accounts payable                                   19,813             67          1,500            --         21,380
   Accrued expenses                                   18,251            722          1,108            --         20,081
    Due (from) to affiliate                             (631)         8,141          8,823       (16,333)            --
                                                   ---------      ---------      ---------     ---------      ---------
      Total current liabilities                       64,086          8,930         11,478       (16,333)        68,161

10 3/4% SENIOR NOTES                                  51,850             --             --            --         51,850

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES                                             7,652             --            196            --          7,848

      Preferred stock                                 36,092             --             --            --         36,092
      Shareholders' (deficit) equity                 (46,588)        (6,739)         1,546        (3,999)       (55,780)
                                                   ---------      ---------      ---------     ---------      ---------
      Total liabilities and shareholders'
        equity (deficit)                           $ 113,092      $   2,191      $  13,220     $ (20,332)     $ 108,171
                                                   =========      =========      =========     =========      =========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                           JUNE 30, 2001
                                                    -----------------------------------------------------------------
                                                                GUARANTOR    NON-GUARANTOR
                                                    COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                    -------    ------------  ------------- ------------  ------------
                                                                          (IN THOUSANDS)
                                                                              ASSETS
CONSOLIDATING BALANCE SHEETS
   CURRENT ASSETS:
   Cash and cash equivalents                       $     19      $     --      $  1,478     $     --      $  1,497
   Accounts receivable, net                          18,763           714         4,138           --        23,615
   Inventories                                       20,459            --         3,687           --        24,146
   Prepaid expenses and other current assets            614             4           536           --         1,154
   Deferred tax assets                                  980            --            --           --           980
                                                   --------      --------      --------     --------      --------
      Total current assets                           40,835           718         9,839           --        51,392

PROPERTY, PLANT AND EQUIPMENT, NET                   16,317            --         1,730           --        18,047
OTHER ASSETS                                         35,649            --           333      (16,005)       19,977
                                                   --------      --------      --------     --------      --------
      TOTAL ASSETS                                 $ 92,801      $    718      $ 11,902     $(16,005)     $ 89,416
                                                   ========      ========      ========     ========      ========

                                                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Borrowings under revolving note payable         $ 19,623      $     --      $     --     $     --      $ 19,623
   Current maturities of long-term
     obligations                                      1,749            --            43           --         1,792

   Accounts payable                                  12,559            11         1,968           --        14,538

   Accrued expenses                                  15,025           211         2,613           --        17,849
   Due (from) to affiliate                             (847)        7,499         5,081      (11,733)           --
                                                   --------      --------      --------     --------      --------
      Total current liabilities                      48,109         7,721         9,705      (11,733)       53,802

10 3/4% SENIOR NOTES                                 51,850            --            --           --        51,850

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES                                            7,021            --           169           --         7,190

      Preferred stock                                38,024            --            --           --        38,024
      Shareholders' (deficit) equity                (52,203)       (7,003)        2,028       (4,272)      (61,450)
                                                   --------      --------      --------     --------      --------
      Total liabilities and shareholders'
       equity (deficit)                            $ 92,801      $    718      $ 11,902     $(16,005)     $ 89,416
                                                   ========      ========      ========     ========      ========


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             SIX MONTHS ENDED
                                                                               JULY 1, 2000
                                                     -----------------------------------------------------------------
                                                                   GUARANTOR   NON-GUARANTOR
                                                     COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                     -------     ------------  ------------- ------------ ------------
                                                                              (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                            $ 73,681      $  1,396      $ 13,159      $     --     $ 88,235
Cost of goods sold                                     41,750         1,705         5,656            --       49,111
                                                     --------      --------      --------      --------     --------
Gross profit (loss)                                    31,931          (309)        7,503            --       39,124

Operating expenses                                     26,319         1,176         5,139            --       32,634

Restructuring charge                                    2,500            --            --            --        2,500
                                                     --------      --------      --------      --------     --------

Income (loss) from operations                           3,111        (1,485)        2,365            --        3,990
Interest expense                                       (5,144)          (30)         (274)           --       (5,448)
Other income (expense), net                               785            38          (678)           --          145
Equity in (losses) earnings of consolidated
 subsidiaries                                             (65)           --            --            65           --
                                                     --------      --------      --------      --------     --------
(Loss) income before income tax expense and
  dividends and accretion on preferred stock           (1,313)       (1,477)        1,413            65       (1,313)

Income tax expense                                        (43)           (1)           --            --          (43)
                                                     --------      --------      --------      --------     --------

Net (loss) income before extraordinary gain            (1,356)       (1,478)        1,413            65       (1,356)
Extraordinary gain, net of tax                          4,429            --            --            --        4,429
                                                     --------      --------      --------      --------     --------
Net income (loss) before dividends and accretion
  on preferred stock                                    3,073        (1,478)        1,413            65        3,073
Dividends and accretion on preferred stock              1,588            --            --            --        1,588
                                                     --------      --------      --------      --------     --------
Net income (loss) applicable to common
 shareholders                                        $  1,485      $ (1,478)     $  1,413      $     65     $  1,485
                                                     ========      ========      ========      ========     ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             SIX MONTHS ENDED
                                                                               JUNE 30, 2001
                                                     ------------------------------------------------------------------
                                                                  GUARANTOR    NON-GUARANTOR
                                                     COMPANY     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                     --------    ------------  ------------- ------------  ------------
                                                                             (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                            $ 54,679      $     21      $ 13,672      $     --     $ 68,372
Cost of goods sold                                     33,140           254         5,910            --       39,304
                                                     --------      --------      --------      --------     --------

    Gross profit                                       21,539          (233)        7,762            --       29,068

Operating expenses                                     21,167            29         5,342            --       26,538
Restructuring charge                                      338            --            --            --          338
                                                     --------      --------      --------      --------     --------
    Income (loss) from operations                          34          (262)        2,420            --        2,192

Interest expense                                       (4,816)           --          (240)           --       (5,056)
Other income (expense), net                               806            --          (820)           --          (14)
Equity in (losses) earnings of consolidated
 subsidiaries                                            (552)           --            --           454          (98)
                                                     --------      --------      --------      --------     --------



    Net (loss) income before income tax expense
     and dividends and accretion and preferred
     stock                                             (3,424)         (262)        1,360           454       (2,976)

Income tax expense                                        (14)           (2)         (446)           --         (462)
                                                     --------      --------      --------      --------     --------
Net (loss) income before dividends and accretion
 on preferred stock                                    (3,438)         (264)          914           454       (3,438)
Dividends and accretion on preferred stock              1,749            --            --            --        1,749
                                                     --------      --------      --------      --------     --------
    Net (loss) income applicable to common
     shareholders                                    $ (5,187)     $   (264)     $    914      $    454     $ (5,187)
                                                     ========      ========      ========      ========     ========

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION


                                                                            SIX MONTHS ENDED
                                                                              JULY 1, 2000
                                                      ---------------------------------------------------------------
                                                                  GUARANTOR   NON-GUARANTOR
                                                      COMPANY   SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                      -------   ------------  ------------- ------------ ------------
                                                                             (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities                  $(1,643)     $(1,413)     $ 1,475      $    --      $(1,581)

Cash flows from Investing activities:
   Purchase of property, plant and equipment           (4,775)          --         (759)          --       (5,534)
   Advance to affiliates                                 (395)          --           --          395           --
   Other investing activities                            (179)          --           --           --         (179)
                                                      -------      -------      -------      -------      -------
   Net cash (used in) provided by investing            (5,349)          --         (759)         395       (5,713)
                                                      -------      -------      -------      -------      -------
activities
Cash flows from financing activities:
   Net borrowings under revolving note payable          8,564           --           --           --        8,564
   Proceeds from issuance of long-term debt             2,750           --           --           --        2,750
   Repurchase of 10 3/4% Series B
     Senior Notes due 2006                             (2,750)          --           --           --       (2,750)
   Payments on long-term obligations and deferred
   compensation                                          (593)          --          (84)          --         (677)
   Redemption of Series A Preferred Stock              (1,000)          --           --           --       (1,000)
   Due to (from) affiliates                                --        1,405       (1,010)        (395)          --
                                                      -------      -------      -------      -------      -------
   Net cash provided by (used in) financing
    activities                                          6,971        1,405       (1,094)        (395)       6,887
                                                      -------      -------      -------      -------      -------
   Net decrease in cash                                   (21)          (8)        (475)          --         (504)
   Exchange rate effect on cash                            --           --          (97)          --          (97)
Cash and cash equivalents, beginning of period             97            8        2,184           --        2,289
                                                      -------      -------      -------      -------      -------
Cash and cash equivalents, end of period              $    76      $    --      $ 1,709      $    --      $ 1,785
                                                      =======      =======      =======      =======      =======


SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                           SIX MONTHS ENDED
                                                                             JUNE 30, 2001
                                                   ------------------------------------------------------------------
                                                                 GUARANTOR   NON-GUARANTOR
                                                    COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   --------    ------------  ------------- ------------  ------------
                                                                            (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities               $  7,593      $    643      $  3,381      $     --      $ 11,617
Cash flows from Investing activities:
   Purchase of property, plant and equipment         (3,353)           --        (1,123)           --        (4,476)
   Advance to affiliates                              2,930            --        (2,396)         (534)           --
   Other investing activities                             2            --            --            --             2
                                                   --------      --------      --------      --------      --------

   Net cash used in investing activities               (421)           --        (3,519)         (534)       (4,474)
                                                   --------      --------      --------      --------      --------

Cash flows from financing activities:
   Net borrowings under revolving note payable       (5,640)           --            --            --        (5,640)
   Payments on long-term obligations and
    Deferred compensation                              (540)           --            (4)           --          (544)
   Due (from) to affiliates                            (973)         (643)        1,082           534            --
                                                   --------      --------      --------      --------      --------

      Net cash (used in) provided by financing
       activities                                    (7,153)         (643)        1,078           534        (6,184)
                                                   --------      --------      --------      --------      --------

       Net increase in cash                              19            --           900            --           919

       Exchange rate effect on cash                      --            --           (40)           --           (40)

Cash and cash equivalents, beginning of period           --            --           578            --           578
                                                   --------      --------      --------      --------      --------
Cash and cash equivalents, end of period           $     19      $     --      $  1,478      $     --      $  1,497
                                                   ========      ========      ========      ========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion may contain "forward-looking" statements and are subject to risks and uncertainties that could cause actual results to differ significantly from expectations. In particular, statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section which are not historical facts, including, but not limited to, statements regarding the anticipated adequacy of cash resources to meet the Company's working capital and capital expenditure requirements and statements regarding the anticipated proportion of revenues to be derived from a limited number of customers, may constitute forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. These risks and uncertainties include the substantial leverage of the Company, customer concentration and consolidation, dependence on licensed brands, a single site distribution facility, operating in international economies, unpredictability of discretionary consumer spending, competition, and susceptibility to changing consumer preferences. The following discussion and analysis of financial condition and results from operations should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere.

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

    Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods and other accessories, generally at retail price points of $30 or less. Until the sale of its Fantasma division in April 2001, the Company also sold watches and clocks. Net sales of the Company's optical products accounted for approximately 77.2% and 71.5% of the Company's net sales for the six months ended June 30, 2001 and July 1,2000, respectively. Net sales of the Company's costume jewelry accounted for approximately 22.6% and 25.4% of the Company's net sales for the six months ended June 30, 2001 and July 1, 2000, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

    Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 80.5% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

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

    The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $31,000 and $44,000, respectively, for the three and six months ended June 30, 2001 and $225,000 and $372,000, respectively, for the three and six months ended July 1, 2000.

    The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. The Company capitalized costs of approximately $230,000 during the three and six months ended July 1, 2000. During the three and six months ended June 30, 2001, the Company capitalized approximately $47,000 and $87,000 of these costs, respectively. Amortization expense related to the costs as well as previously capitalized costs was approximately $93,000 and $177,000, for the three and six months ended June 30, 2001, respectively, and $339,000 and $659,000, for the three and six months ended July 1, 2000, respectively.

    During the six months ended July 1, 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which will be paid over a two-year period. In May 2001, the Company recorded an additional restructuring charge of $0.3 million related to the accrual of severance payments to one senior executive, which will be paid over a twelve month period. In addition, the Company took steps in July 2001 to realign its organization and reduce operating costs that resulted in a work force reduction. As a result, the Company will recognize a third quarter charge of approximately $0.3 million.

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

    Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, before the restructuring charge of $0.3 million, was $6.2 million and $8.1 million for the three and six months ended June 30, 2001, respectively, as compared to EBITDA, before the restructuring charge of $2.5 million and the extraordinary gain of $4.4 million, of approximately $6.7 million and $12.7 million for the three and six months ended July 1, 2000, respectively. The year-to-date decrease before the restructuring charge and extraordinary gain of $4.7 million or 37% is principally due to the decrease in operating income. Year-to-date EBITDA, after the restructuring charge, was $7.8 million for the six months ended June 30, 2001.

    Net income before dividends and accretion on preferred stock, excluding the restructuring charge was $0.6 million for the three months ended June 30, 2001 and a loss of $3.1 million for the six months ended June 30, 2001 as compared to net income before dividends and accretion on preferred stock, excluding the restructuring charge and extraordinary gain of $0.8 million and $1.1 million for the three and six months ended July 1, 2000, respectively. Net income before dividends and accretion on preferred stock, including the restructuring charge was $0.2 million for the three months ended June 30, 2001 and a loss of $3.4 million for the six months ended June 30, 2001 as compared to net income before dividends and accretion on preferred stock, including the restructure charge and extraordinary gain of $5.2 million and $3.1 million for the three and six months ended July 1, 2000.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:


                                                                      THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  -------------------------         ------------------------
                                                                  JULY 1,          JUNE 30,         JULY 1,         JUNE 30,
                                                                   2000              2001            2000             2001
                                                                 --------          -------          -------         --------
Net sales                                                          100.0%           100.0%          100.0%           100.0%
Cost of goods sold                                                  55.9             55.8            55.7             57.5
                                                                   -----            -----           -----            -----
Gross profit                                                        44.1             44.2            44.3             42.5
Operating expenses, excluding restructuring charge                  36.3             34.8            37.0             38.8
Restructuring charge                                                 --               0.9             2.8              0.5
                                                                   ----             -----           -----            -----

Income from operations                                               7.8              8.5             4.5              3.2
Interest expense                                                    (6.2)            (6.5)           (6.2)            (7.4)
Other income (expense), net                                          0.2             (0.4)            0.2             (0.2)
                                                                   -----            ------          -----            ------
Net income (loss) before taxes and dividends and
  accretion on preferred stock                                       1.8              1.6            (1.5)            (4.4)
Income tax expense                                                  (0.1)            (1.0)           (0.1)            (0.7)
                                                                   -----            -----           -----            -----
Net income (loss) before extraordinary items, dividends
  and accretion on preferred stock                                   1.7              0.6            (1.6)            (5.1)
Extraordinary gain, Net                                              9.7              --              5.0              --
                                                                   -----            ----            -----            ----
Net income (loss) before dividends and accretion on
preferred stock                                                     11.4              0.6             3.4             (5.1)
Dividend and accretion on preferred stock                            1.8              2.3             1.7              2.5
                                                                   -----            -----           -----            -----
Net income (loss) applicable to common shareholders                  9.6%            (1.7)%           1.7%            (7.6)%
                                                                   =====            ======          =====            ======

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JULY 1, 2000

    Net Sales. Consolidated net sales were $38.3 million for the three months ended June 30, 2001 as compared to $45.7 million for the three months ended July 1, 2000, a decrease of 16.3% or $7.4 million. Sales decreased across all segments due to a general softness in sunglasses and jewelry retail sales, a result of current economic conditions. The decline is also attributable to planned reductions in jewelry principally related to a change in the terms of service with a significant customer in the mass merchandiser channel and the planned de-emphasis on watches, clocks and certain other accessory lines across all segments.

    Gross Profit. Gross profit was $16.9 million for the three months ended June 30, 2001 as compared to $20.2 million for the three months ended July 1, 2000. Gross profit as a percentage of net sales increased marginally at 44.2% for the three months ended June 30, 2001 as compared to 44.1% for the three months ended July 1, 2000. The $3.2 million or 16.1% decrease in gross profit is primarily due to the sales decline.

    Operating Expenses. Operating expenses were $13.3 million before the restructuring charge of $0.3 million for the three months ended June 30, 2001 as compared to $16.6 million for the three months ended July 1, 2000, a decrease of 19.7% or $3.3 million. Decreases occurred throughout the Company driven primarily by the restructuring of the field service organization and staffing reductions as well as volume related expenses and the reversal of the current year bonus provision. These decreases reflect management's continued attention to expense control. Operating expenses, after the restructuring charge of $0.3 million, were $13.7 million for the three months ended June 30, 2001. The restructuring charge reflects an accrual for severance payments due to one senior executive, which will be paid over a twelve month period.

    Interest Expense. Interest expense was $2.5 million for the three months ended June 30, 2001 as compared to $2.9 million for the three months ended July 1, 2000, a decrease of 12.7% or $362,000. The decrease is primarily attributable to interest savings generated by the bond repurchase during fiscal 2000 and a lower average outstanding balance on the revolving note payable versus the prior year.

    Income Tax. Income tax expense was $0.4 million for the three months ended June 30, 2001 as compared to $43,000 for the three months ended July 1, 2000, and relates to taxes due on our foreign operations.

    Net Income (Loss). As a result of the factors discussed above, net income before dividends and accretion on preferred stock, excluding the restructuring charge of $0.3 million, was $0.6 million for the three months ended June 30, 2001 as compared to net income before dividends and accretion on preferred stock, excluding the extraordinary gain, of $0.8 million for the three months ended July 1, 2000, a decrease of $0.2 million in earnings. Net income before dividends and accretion on preferred stock, after the extraordinary gain was $5.2 million for the three months ended July 1, 2000. The extraordinary gain of $4.4 million was recognized as a result of the early extinguishment of debt.

    Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the restructuring charge was $0.3 million for the three months ended June 30, 2001 as compared to a loss, excluding the extraordinary gain, of $24,000 for the three months ended July 1, 2000, an increase of $0.3 million.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JULY 1, 2000

    Net Sales. Consolidated net sales were $68.4 million for the six months ended June 30, 2001 as compared to $88.2 million for the six months ended July 1, 2000, a decrease of $19.8 million or 22.5%. The decrease in net sales is primarily attributable to a decline in optical sales in all segments related to weather and economic conditions. The decrease in the fiscal 2001 period as compared to the fiscal 2000 period also reflects the timing of initial customer shipments for the 2000 sunglass roll-out, which occurred during the first quarter of 2000 as compared to the orders being shipped in the fourth quarter of fiscal 2000 for the 2001 sunglass season.

    Gross Profit. Gross profit was $29.1 million for the six months ended June 30, 2001 as compared to $39.1 million for the six months ended July 1, 2000. Gross profit as a percentage of net sales decreased to 42.5% for the six months ended June 30, 2001 from 44.3% for the six months ended July 1, 2000. The $10.0 million or 25.7% decrease in gross profit is primarily due to the sales decline and the shift in the sales mix from higher margin segments to lower margin segments.

    Operating Expenses. Operating expenses were $26.5 million, before the restructuring charge of $0.3 million for the six months ended June 30, 2001 as compared to $32.6 million, before the restructuring charge for the six months ended July 1, 2000, a decrease of $6.1 million or 18.7%. Decreases occurred throughout the Company driven primarily by the restructuring of the field service organization and staffing reductions as well as volume related expenses and the reversal of the current year bonus provision. These decreases reflect management's continued attention to expense control. Operating expenses, after the restructuring charge were $26.9 million for the six months ended June 30, 2001, as compared to $35.1 million for the six months ended July 1, 2000.

    Interest Expense. Interest expense was $5.0 million for the six months ended June 30, 2001 as compared to $5.4 million for the six months ended July 1, 2000, a decrease of $0.4 million or 7.2%. The decrease is primarily attributable to interest savings generated by the bond repurchase during fiscal 2000 and a lower average outstanding balance on the revolving note payable versus the prior year.

    Income Tax. Income tax expense was $0.5 million for the six months ended June 30, 2001 as compared to $43,000 for the six months ended July 1, 2000, and relates to taxes due on foreign operations.

    Net Income (Loss). As a result of the factors discussed above, net loss before dividends and accretion on preferred stock, excluding the restructuring charge of $0.3 million, was $3.1 million for the six months ended June 30, 2001 as compared to net income before dividends and accretion on preferred stock, excluding the extraordinary gain of $4.4 million and the restructuring charge of $2.5 million, of $1.1 million for the six months ended July 1, 2000, a decrease of $4.2 million in earnings. Net loss before dividends and accretion on preferred stock, after the restructuring charge, was $3.4 million for the six months ended June 30, 2001 as compared to net income before dividends and accretion on preferred stock, after the extraordinary gain and the restructuring charge, of $3.1 million for the six months ended July 1, 2000.

    Net Income (Loss) Applicable to Common Shareholders. Net loss applicable to common shareholders excluding the restructuring charge was $4.8 million for the six months ended June 30, 2001 as compared to a net loss applicable to common shareholders excluding the extraordinary gain and the restructuring charge of $0.4 million for the six months ended July 1, 2000, an increase of $4.4 million. The increase is attributable to the $4.4 million decrease in earnings. Net loss applicable to common shareholders after the restructuring charge was $5.2 million for the six months ended June 30, 2001 as compared to net income applicable to common shareholders after the extraordinary gain and the restructuring charge of $1.5 million for the six months ended July 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 2001, the Company had cash and cash equivalents of $1.5 million and negative working capital of $2.4 million as compared to $0.6 million of cash and cash equalent and working capital of $0.6 million at December 30, 2000. The increase in cash and cash equivalents is due to the timing of cash receipts at the end of the quarter. The decline in working capital was driven by a continued focus on reduction in receivables and inventory offset by the paydown of trade payables and the revolving note payable.

    The Company generated $11.6 million of cash in operations during the six months ended June 30, 2001 compared to a use of $1.6 million during the six months ended July 1, 2000. The increase in cash generated is principally due to continued collection efforts of accounts receivable and inventory management during the six months ended June 30, 2001 partially offset by the paydown of trade payables and accrued expenses.

    The Company used $4.5 million in investing activities during the six months ended June 30, 2001 compared to a use of $5.7 million during the six months ended July 1, 2000. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases.

    The Company used $6.2 million from financing activities during the six months ended June 30, 2001 compared to generating $6.9 million during the six months ended July 1, 2000. The decrease in cash from financing activities is primarily due to an increase in cash provided by operating activities, which was utilized to pay down the revolving note payable.

    The Company has outstanding 43,700 shares of Series A Preferred Stock that have a redemption value at June 30, 2001 of $36.9 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events. Conversion is at the option of the shareholder, but is automatic upon the consummation of a qualified public offering. The holders of Series A Preferred Stock have the right to require redemption for cash for any unconverted shares, beginning June 30, 2002, provided, however, that the right to require redemption is suspended as long as any Restrictive Indebtedness (as defined in the Company's Articles of Incorporation) is outstanding. The $75.0 million 10 3/4% Senior Notes due 2006 (the "Notes") constitute Restrictive Indebtedness. The redemption price of the Series A Preferred Stock is an amount equal to the original issue price, $526.32 per share, plus any accrued and unpaid dividends yielding a 10% compounded annual rate of return.

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

    During the second quarter of fiscal 2000, the Company repurchased $10.75 million face amount of the Notes for a purchase price of $2.75 million. In addition, during the third quarter of fiscal 2000, the Company repurchased an additional $12.4 million face amount of the Notes for a purchase price of $4.34 million. The purchase price was financed utilizing a term loan under its existing senior credit facility (the "Senior Credit Facility"). The term loan is secured by a mortgage on its Smithfield, RI property and subject to the obligation of certain preferred shareholders to purchase participations in the term loan upon the happening of certain events. The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of the second quarter Note repurchase, the Company recognized $4.4 million extraordinary gain, net of $3.2 million in taxes, and wrote off $42,000 of unamortized issuance costs related to the $10.75 million of Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

    In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment is outstanding. The Company is amortizing the value related to each six-month participation commitment to interest expense. As the participation commitment is extended for additional six-month periods, the Company is recording additional value to the Series B Preferred Stock and amortizing the related costs over the additional period of the participation commitment as required. During the six months ended June 30, 2001, the Company recorded additional value to the Series B Preferred Stock of $184,000.

    The Company has substantial indebtedness and significant debt service obligations. As of June 30, 2001, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $80.5 million. The Company had current liabilities of approximately $53.8 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $5.7 million, minimum royalty obligations over the next two years of approximately $2.9 million and minimum payments under its operating leases of approximately $0.3 million. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

    The Company has up to $1.8 million available for borrowings under the Senior Credit Facility as of June 30, 2001. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of August 13, 2001 the Company received a verbal waiver for such noncompliance from the bank and expects a formal written waiver to be received shortly. The company is currently negotiating its financial covenants going forward so that they reflect performance levels that the Company believes it can attain.

    The Company's ability to make scheduled payments of principal, or to pay the interest on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the future level of operations, anticipated cost savings and an increase in seasonal availability under the Senior Credit Facility which the Company is currently negotiating with the bank, the Company believes that cash flow from operations and available cash, together with available borrowings under the Senior Credit Facility, will be adequate to meet the Company's future liquidity needs for at least the next several years. The Company may, however, need to refinance all or a portion of the principal of the Notes on or prior to maturity. There can be no assurance that the Company's business will generate sufficient cash flow from operations, that anticipated cost savings and revenue growth will be realized or that future borrowings will be available under the Senior Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or to fund its other liquidity needs. In addition, there can be no assurance that the Company will be able to effect any such refinancing on commercially reasonable terms or at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on their operations.

    In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets". With the adoption of SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life, but instead goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will adopt this statement at the beginning of fiscal year 2002. The Company is currently assessing the impact of this pronouncement.

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

    Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the six months ended June 30, 2001, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

    The Company's operations in Europe are not significant and, therefore, the Company has not been materially impacted by the fluctuations in the Euro dollar.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.20    Employment Agreement between AAi and Brian J. Lagarto dated
             May 9, 2001

    10.21 Employment Agreement between AAi and Edward J. Seibolt dated July 3, 2001

    (b) Report on Form 8-K

    The registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          AAi.FosterGrant, Inc. (Registrant)

Dated: August 14, 2001                    /s/ Michael F. Cronin
                                          --------------------------------------
                                          Michael F. Cronin
                                          Chairman of the Board

Dated: August 14, 2001                    /s/ John R. Ranelli
                                          --------------------------------------
                                          John R. Ranelli
                                          Director, President, and Chief
                                          Executive Officer
                                          (Principal Executive Officer)

Dated: August 14, 2001                    /s/ Brian J. Lagarto
                                          --------------------------------------
                                          Brian J. Lagarto
                                          Chief Financial Officer (Principal
                                          Financial Officer)