Form 10-Q
period 2001-09-29
AAI FOSTERGRANT INC
filed 2001-11-13
CIK 1067346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended September 29, 2001.

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
                                        ---      ---
     As of November 13, 2001, the aggregate market value of the voting equity held by non-affiliates of the Registrant was none.

     As of November 13, 2001, 608,000 shares of Common Stock, 43,700 shares of Series A Preferred Stock and 70,870 shares of Series B Preferred Stock of the Registrant were issued and outstanding.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                                QUARTERLY REPORT
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I. -- FINANCIAL INFORMATION

  ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Consolidated Condensed Balance Sheets as of December 30, 2000 and
     September 29, 2001                                                        3

     Consolidated Condensed Statements of Operations for the three and
     nine months ended September 30, 2000 and September 29, 2001               4

     Consolidated Condensed Statements of Cash Flows for the nine
     months ended September 30, 2000 and September 29, 2001                    5

     Notes to Consolidated Condensed Financial Statements                   6-16

  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              17-23

  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk          23

PART II - OTHER INFORMATION                                                   24

  ITEM 1. Legal Proceedings                                                   24
  ITEM 2. Changes in Securities and Use of Proceeds                           24
  ITEM 3. Defaults Upon Senior Securities                                     24
  ITEM 4. Submission of Matters to a Vote of Security Holders                 24
  ITEM 5. Other Information                                                   24
  ITEM 6. Exhibits and reports on Form 8-K                                    24

SIGNATURES                                                                    25

                AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                            (IN THOUSANDS)

                                                                        DECEMBER 30,    SEPTEMBER 29,
                                                                            2000            2001
                                                                        ------------    -------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                              $     578       $     359
  Accounts receivable less reserves of approximately
    $9,370 and $11,898                                                      32,839          17,759
  Inventories                                                               33,083          24,257
  Prepaid expenses and other current assets                                  1,280           1,018
  Deferred tax assets                                                          980             980
                                                                         ---------       ---------
    Total current assets                                                    68,760          44,373
                                                                         ---------       ---------
Property, plant and equipment, net                                          18,658          16,601
Intangible assets                                                           12,830          12,343
Other assets                                                                 5,914           5,211
Deferred tax assets                                                          2,009           2,009
                                                                         ---------       ---------
    Total assets                                                         $ 108,171       $  80,537
                                                                         =========       =========

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Borrowings under revolving note payable                                $  25,263       $  18,229
  Current maturities of long-term obligations                                1,427           1,768
  Deferred compensation - current portion                                       10              12
  Accounts payable                                                          21,380          15,299
  Accrued expenses                                                          17,678          13,737
  Accrued income taxes                                                       2,403           2,415
                                                                         ---------       ---------
    Total current liabilities                                               68,161          51,460
                                                                         ---------       ---------
10 3/4% series B senior notes due 2006                                      51,850          51,850
Long-term obligations - less current maturities                              6,561           5,206
Deferred compensation - less current portion                                 1,287           1,346
Series A redeemable convertible preferred stock, $.01 par value --
   Designated, issued and outstanding -- 43,700 shares stated at
   redemption value                                                         35,147          37,824
Series B redeemable preferred stock, $.01 par value --
  Designated -- 75,000 shares
  Issued and outstanding -- 70,870 shares stated at redemption value           945           1,418

SHAREHOLDERS' DEFICIT:
  Common stock, $.01 par value -- Authorized -- 4,800,000 shares
    Issued and outstanding -- 608,000 shares                                     6               6
  Additional paid-in capital                                                   270             270
  Accumulated other comprehensive loss                                        (575)           (940)
  Accumulated deficit                                                      (55,481)        (67,902)
                                                                         ---------       ---------
    Total shareholders' deficit                                            (55,780)        (68,567)
                                                                         ---------       ---------
Total liabilities and shareholders' deficit                              $ 108,171       $  80,537
                                                                         =========       =========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                -----------------------------   -----------------------------
                                                                SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,
                                                                    2000            2001            2000            2001
                                                                -------------   -------------   -------------   -------------
NET SALES                                                        $  35,750       $  23,407       $ 123,985       $  91,779
COST OF GOODS SOLD                                                  21,600          15,495          70,711          54,799
                                                                 ---------       ---------       ---------       ---------
  Gross profit                                                      14,150           7,912          53,274          36,980

OPERATING EXPENSES:
  Selling                                                            9,702           7,155          33,208          25,443
  General and administrative                                         4,346           4,233          13,474          12,484
  Restructuring charge                                                  --             394           2,500             732
                                                                 ---------       ---------       ---------       ---------
  Income (loss) from operations                                        102          (3,870)          4,092          (1,679)
Interest expense                                                    (3,041)         (2,405)         (8,422)         (7,461)
Other income (expense), net                                             53            (106)            198            (217)
                                                                 ---------       ---------       ---------       ---------
Loss before income tax (expense) benefit                            (2,886)         (6,381)         (4,132)         (9,357)
Income tax (expense) benefit                                           (35)             76             (78)           (386)
                                                                 ---------       ---------       ---------       ---------
Net loss before extraordinary items                                 (2,921)         (6,305)         (4,210)         (9,743)
Extraordinary gain, net of $3.2 million and $6.3 million in
  taxes, respectively                                                4,409              --           8,838              --
                                                                 ---------       ---------       ---------       ---------
Net income (loss) before dividends and accretion on
  preferred stock                                                    1,488          (6,305)          4,628          (9,743)
Dividends and accretion on preferred stock                             847             929           2,435           2,678
                                                                 ---------       ---------       ---------       ---------
Net income (loss) applicable to common shareholders              $     641       $  (7,234)      $   2,193       $ (12,421)
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                          ----------------------------
                                                                          SEPTEMBER 30,  SEPTEMBER 29,
                                                                              2000           2001
                                                                          -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) before dividends and accretion on preferred stock      $  4,628       $ (9,743)
  Adjustments to reconcile net loss to net (cash used) provided by in operating activities --
  Depreciation and amortization                                               9,106          7,765
  Extraordinary gain on early extinguishment of debt                         (8,838)            --
  Amortization of interest costs related to debt                                593            935
  Equity in losses of investments in affiliates                                  --            147
  Changes in assets and liabilities --
    Accounts receivable                                                      (5,715)        14,687
    Inventories                                                              (4,073)         8,596
    Prepaid expenses and other current assets                                   158            255
    Deferred costs                                                             (450)           (88)
    Accounts payable                                                            784         (5,922)
    Accrued expenses                                                         (4,611)        (3,838)
    Accrued income taxes                                                         27             12
                                                                           --------       --------
      Net cash (used in) provided by operating activities                    (8,392)        12,806
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                                 (6,568)        (4,949)
  Increase in other assets                                                     (191)           (20)
                                                                           --------       --------
      Net cash used in investing activities                                  (6,759)        (4,969)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under revolving note payable                                16,953         (7,034)
  Proceeds from issuance of long-term debt                                    7,087             --
  Repurchase of 10 3/4% Series B Senior Notes due 2006                       (7,087)            --
  Payments on long term obligations and deferred compensation                (1,067)        (1,022)
  Redemption of Preferred Stock of a subsidiary                              (1,000)            --
                                                                           --------       --------
      Net cash provided by (used in) financing activities                    14,886         (8,056)
                                                                           --------       --------

  Effect of exchange rate changes on cash and cash equivalents                 (144)            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (409)          (219)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                2,289            578
                                                                           --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  1,880       $    359
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for --
    Interest                                                               $  8,257       $  7,537
                                                                           ========       ========
    Income taxes                                                           $     40       $    373
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
    Acquisition of equipment under capital lease obligations               $    557       $     --
                                                                           ========       ========
    Issuance of Series B Preferred  Stock in connection with debt
      repurchase                                                           $    945       $    473
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

                     AAI.FOSTERGRANT, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 - Significant Accounting Policies

     (a) Interim Consolidated Condensed Financial Statements

     The accompanying unaudited interim consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and footnote disclosure required for complete financial statements are not included herein. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and related notes of AAi.FosterGrant, Inc. (the "Company" or "AAi") for the year ended December 30, 2000 as reported in the Company's 10-K filed with the SEC on March 29, 2001. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows at the dates and for the periods presented have been included. The consolidated condensed balance sheet presented as of December 30, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The results of operations for the period ended September 29, 2001 may not be indicative of the results that may be expected for the year ending December 29, 2001, or for any other future period.

     (b) Revenue Recognition

     The Company recognizes revenue from product sales, net of estimated agreed upon future allowances and anticipated returns and discounts, taking into account historical experience, upon shipment to the customer.

     (c) Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following at December 30, 2000 and September 29, 2001 (in thousands):

                                          DECEMBER 30,   SEPTEMBER 29,
                                              2000           2001
                                          ------------   -------------
     Finished goods                         $26,881        $21,599
     Work-in-process and raw materials        6,202          2,658
                                            -------        -------
                                            $33,083        $24,257
                                            =======        =======

     (d) Customer Acquisition Costs

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $48,000 and $269,000 for the three and nine months ended September 30, 2000 and $44,000 for the nine months ended September 29, 2001. There were no customer acquisition costs expensed for the three months ended September 29, 2001.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended September 30, 2000 the Company capitalized approximately $220,000 and $449,000, respectively, of these costs. The Company capitalized costs of approximately $3,000 and $90,000 during the three and nine months ended September 29, 2001, respectively. Amortization expense related to these costs as well as previously capitalized costs was approximately $382,000 and $1.0 million for the three and nine months ended September 30, 2000 and $91,000 and $268,000 for the three and nine months ended September 29, 2001.

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

     The Notes are general unsecured obligations of the Company, rank senior in right of payment to all future subordinated indebtedness of the Company and rank pari passu in right of payment to all existing and future unsubordinated indebtedness of the Company including the bank credit facility. Accounts receivable and inventory of the Company and its domestic subsidiaries secure the bank credit facility. Accordingly, the Company's obligations under the bank credit facility will effectively rank senior in right of payment to the Notes to the extent of the assets subject to such security interest. The Notes are fully and unconditionally guaranteed, on a joint and several basis, by each of the Company's current and future Domestic Subsidiaries (as defined) (the Guarantors). The Indenture under which the Notes were issued (the Indenture) imposes certain limitations on the ability of the Company, and its subsidiaries to, among other things, incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, create liens, engage in transactions with shareholders and affiliates, sell assets and engage in mergers and consolidations. At September 29, 2001 management believes the Company was in compliance with these covenants.

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

     During 2000, the Company repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and the agreements of certain preferred shareholders to purchase participations in the term loan. (In September 2001, certain preferred shareholders agreed to subordinate their first mortgage interest to the Company's senior lenders in connection with an amendment to the Senior Credit Facility that increased the Company's borrowing base. See Note 3- Senior Credit Facility.) The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized a $8.8 million extraordinary gain, net of $6.3 million in taxes, and wrote off $0.9 million of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof during which the participation commitment is outstanding. The Company is amortizing the value related to each six-month participation commitment to interest expense. As the participation commitment is extended for additional six-month periods, the Company is recording additional value to the Series B Preferred Stock and amortizing the related costs over the additional period of the participation commitment as required. During the nine months ended September 29, 2001, the Company recorded additional value to the Series B Preferred Stock of $473,000.

Note 3 - Senior Credit Facility

     In September 2001, the Company amended its Senior Credit Facility. Borrowings under the Senior Credit Facility are limited to the lesser of $40.0 million or the borrowing base, which is defined as a percentage of eligible accounts receivable and the lesser of (i) inventories or (ii) $30.0 million less the interest rate protection reserve and the foreign exchange exposure, reduced by outstanding letters of credit. Revolving credit borrowings bear interest at the bank's prime rate (7.875% at September 29, 2001) plus 0.5% or LIBOR (3.55% at September 29, 2001) plus 3.625%. The Company has the option of electing the rate; however, the use of LIBOR is limited. The Senior Credit Facility expires July 2003. As of September 29, 2001, the Company had approximately $0.2 million borrowing availability under the Senior Credit Facility.

     The Senior Credit Facility is subject to certain restrictive covenants, including a fixed charge coverage ratio, leverage ratio and minimum EBITDA. As of September 29, 2001, the Company was not in compliance with certain financial covenants. As of November 13, 2001, the Company received a written waiver for such noncompliance from the Bank. The Company is currently negotiating its financial covenants going forward so that they reflect performance levels that the Company believes it can attain.

Note 4 - Comprehensive Income (Loss)

     Comprehensive loss for the three and nine months ended September 29, 2001 was $6.4 million and $9.4 million, respectively, as compared to comprehensive income for the three and nine months ended September 30, 2000 of $1.4 million and $5.1 million, respectively. Differences between comprehensive income (loss) and income (loss) before dividends and accretion on preferred stock for each period represents the foreign currency translation adjustment for each period.

Note 5 - Restructuring Charge

     In March 2000, the Company recorded a restructuring charge of $2.5 million related to the termination of three executives. The charge consists of an accrual of severance payments due to three executives for a two-year period. The severance will be paid through fiscal 2002.

     In May 2001, the Company recorded a restructuring charge of $0.3 million related to one senior executive, which will be paid over a twelve-month period. In addition, in July 2001, the Company adopted a plan to realign its organization and reduce operating costs that resulted in a workforce reduction. As a result, the Company recognized a third quarter restructuring charge of $0.4 million related to severance payments due to 27 employees. As of September 29, 2001 all of these employees were terminated and severance payments of $0.1 million were paid. The remaining severance will be paid through July 2002.

                        March 2000                      May 2001        July 2001
                      Restructuring    Fiscal 2000    Restructuring   Restructuring    Fiscal 2001    Reserve Balance
Description              Charge         Payments         Charge          Charge         Payments     September 29, 2001
-----------           -------------    -----------    -------------   -------------    -----------   ------------------
Severance benefits        $2,500          $(896)          $338             $394         $(1,483)            $853
                          ======          =====           ====             ====         =======             ====

Note 6 - New Accounting Standards

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company does not expect the adoption of this statement to have a material impact on its operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the ultimate impact of this statement on its results of operations or financial position until such time as its provisions are applied.

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

                                           CHAIN DRUG
   THREE MONTHS                           STORES/COMBO
      ENDED                   MASS          STORES/
SEPTEMBER 30, 2000        MERCHANDISERS   SUPERMARKETS     VARIETY    OTHER       TOTAL
------------------        -------------   ------------     -------    ------     -------
Net sales                    $21,994        $7,056         $ 4,226    $2,474     $35,750
                             =======        ======         =======    ======     =======
Segment loss                 $  (619)       $ (720)        $  (927)   $ (674)    $(2,940)
                             =======        ======         =======    ======     =======

                                           CHAIN DRUG
   THREE MONTHS                           STORES/COMBO
      ENDED                   MASS          STORES/
SEPTEMBER 29, 2001        MERCHANDISERS   SUPERMARKETS     VARIETY    OTHER       TOTAL
------------------        -------------   ------------     -------    ------     -------
Net sales                    $17,013        $ 2,368        $ 2,883    $1,143     $23,407
                             =======        =======        =======    ======     =======
Segment loss                 $(3,666)       $(1,382)       $(1,029)   $ (198)    $(6,275)
                             =======        =======        =======    ======     =======

                                           CHAIN DRUG
    NINE MONTHS                           STORES/COMBO
      ENDED                   MASS          STORES/
SEPTEMBER 30, 2000        MERCHANDISERS   SUPERMARKETS      VARIETY    OTHER      TOTAL
------------------        -------------   ------------     -------    -------    --------
Net sales                    $73,141        $ 27,122       $ 16,976   $ 6,746    $123,985
                             =======        ========       ========   =======    ========
Segment profit (loss)        $ 1,389        $   (378)      $ (1,606)  $(1,231)   $ (1,826)
                             =======        ========       ========   =======    ========

                                           CHAIN DRUG
    NINE MONTHS                           STORES/COMBO
      ENDED                   MASS          STORES/
SEPTEMBER 29, 2001        MERCHANDISERS   SUPERMARKETS     VARIETY     OTHER      TOTAL
------------------        -------------   ------------     -------    -------    --------
Net sales                    $57,504        $ 19,272       $ 11,478   $ 3,525    $ 91,779
                             =======        ========       ========   ========   ========
Segment loss                 $(2,978)       $   (499)      $ (2,227)  $  (867)   $ (6,571)
                             =======        ========       ========   =======    ========

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

     Segment profit (loss) differs from the profit (loss) before income tax expense and dividends and accretion on preferred stock by the amount of other income, restructuring charge and extraordinary items which are not allocated by segment. The chief operating decision-maker does not review segment assets.

     Total assets specifically identifiable with each reportable segment are as follows:

                                                  DECEMBER 30,   SEPTEMBER 29,
                                                     2000            2001
                                                  ------------   -------------
Mass merchandisers                                 $ 22,497        $ 16,851
Chain drug stores/combo stores/supermarkets           7,795           5,093
Variety                                               4,631           1,888
Other                                                 2,701           2,120
Unassigned assets                                    70,547          54,585
                                                   --------        --------
                                                   $108,171        $ 80,537
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

SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                             DECEMBER 30, 2000
                                                   ----------------------------------------------------------------------
                                                                 GUARANTOR     NON-GUARANTOR
                                                    COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------    ------------   -------------  ------------   ------------
                                                                              (IN THOUSANDS)
                                                         ASSETS
CONSOLIDATING BALANCE SHEETS
CURRENT ASSETS:
  Cash and cash equivalents                        $      --      $      --      $     578     $      --      $     578
  Accounts receivable, net                            27,084          2,143          3,612            --         32,839
  Inventories                                         28,948             --          4,135            --         33,083
  Prepaid expenses and other current assets              837             42            401            --          1,280
  Deferred tax assets                                    980             --             --            --            980
                                                   ---------      ---------      ---------     ---------      ---------
    Total current assets                              57,849          2,185          8,726            --         68,760

PROPERTY, PLANT AND EQUIPMENT, NET                    16,887              6          1,765            --         18,658
OTHER ASSETS                                          38,356             --          2,729       (20,332)        20,753
                                                   ---------      ---------      ---------     ---------      ---------
    Total assets                                   $ 113,092      $   2,191      $  13,220     $ (20,332)     $ 108,171
                                                   =========      =========      =========     =========      =========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Borrowings under revolving note payable          $  25,263      $      --      $      --     $      --      $  25,263
  Current maturities of long-term obligations          1,390             --             47            --          1,437
  Accounts payable                                    19,813             67          1,500            --         21,380
  Accrued expenses                                    18,251            722          1,108            --         20,081
  Due (from) to affiliate                               (631)         8,141          8,823       (16,333)
                                                   ---------      ---------      ---------     ---------      ---------
    Total current liabilities                         64,086          8,930         11,478       (16,333)        68,161

10 3/4% SENIOR NOTES                                  51,850             --             --            --         51,850

LONG-TERM OBLIGATIONS, LESS CURRENT
MATURITIES                                             7,652             --            196            --          7,848

  Preferred stock                                     36,092             --             --            --         36,092
  Shareholders' (deficit) equity                     (46,588)        (6,739)         1,546        (3,999)       (55,780)
                                                   ---------      ---------      ---------     ---------      ---------
    Total liabilities and shareholders'
      equity (deficit)                             $ 113,092      $   2,191      $  13,220     $ (20,332)     $ 108,171
                                                   =========      =========      =========     =========      =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                          SEPTEMBER 29, 2001
                                                  ------------------------------------------------------------------
                                                               GUARANTOR     NON-GUARANTOR
                                                  COMPANY     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  --------    ------------   ------------- ------------  ------------
                                                                            (IN THOUSANDS)
                                               ASSETS
CONSOLIDATING BALANCE SHEETS
  CURRENT ASSETS:
  Cash and cash equivalents                        $     64      $     --      $    295     $     --      $    359
  Accounts receivable, net                           15,001           616         2,142           --        17,759
  Inventories                                        20,724            --         3,533           --        24,257
  Prepaid expenses and other current assets             434            --           584           --         1,018
  Deferred tax assets                                   980            --            --           --           980
                                                   --------      --------      --------     --------      --------

    Total current assets                             37,203           616         6,554           --        44,373

PROPERTY, PLANT AND EQUIPMENT, NET                   15,071            --         1,530           --        16,601
OTHER ASSETS                                         32,786            --           333      (13,556)       19,563
                                                   --------      --------      --------     --------      --------
    Total Assets                                   $ 85,060      $    616      $  8,417     $(13,556)     $ 80,537
                                                   ========      ========      ========     ========      ========

                              LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Borrowings under revolving note payable          $ 17,837      $     --      $    392     $     --      $ 18,229
  Current maturities of long-term obligations         1,733            --            47           --         1,780
  Accounts payable                                   13,944            --         1,355           --        15,299
  Accrued expenses                                   13,798           211         2,143           --        16,152
  Due (from) to affiliate                              (702)        7,446         2,492       (9,236)           --
                                                   --------      --------      --------     --------      --------
    Total current liabilities                        46,610         7,657         6,429       (9,236)       51,460

10 3/4% SENIOR NOTES                                 51,850            --            --           --        51,850

LONG-TERM OBLIGATIONS, LESS
CURRENT MATURITIES                                    6,397            --           155           --         6,552

    Preferred stock                                  39,242            --            --           --        39,242
    Shareholders' (deficit) equity                  (59,039)       (7,041)        1,833       (4,320)      (68,567)
                                                   --------      --------      --------     --------      --------

      Total liabilities and shareholders'
       equity (deficit)                            $ 85,060      $    616      $  8,417     $(13,556)     $ 80,537
                                                   ========      ========      ========     ========      ========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2000
                                            ----------------------------------------------------------------------
                                                           GUARANTOR     NON-GUARANTOR
                                             COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            ---------     ------------   -------------  ------------  ------------
                                                                        (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                   $ 102,134      $   4,217      $  17,634      $      --     $ 123,985
Cost of goods sold                             59,199          3,325          8,187             --        70,711
                                            ---------      ---------      ---------      ---------     ---------

Gross profit                                   42,935            892          9,447             --        53,274

Operating expenses                             37,200          1,900          7,582             --        46,682

Restructuring charge                            2,500             --             --             --         2,500
                                            ---------      ---------      ---------      ---------     ---------

Income (loss) from operations                   3,235         (1,008)         1,865             --         4,092
Interest expense                               (7,976)           (30)          (416)            --        (8,422)
Other income (expense), net                     1,112             44           (958)            --           198
Equity in (losses) earnings of
  consolidated subsidiaries                      (504)            --             --            504            --
                                            ---------      ---------      ---------      ---------     ---------

(Loss) income before income tax expense
  and dividends and accretion on
  preferred stock                              (4,133)          (994)           491            504        (4,132)

Income tax expense                                (77)            (1)            --             --           (78)
                                            ---------      ---------      ---------      ---------     ---------

Net (loss) income before extraordinary         (4,210)          (995)           491            504        (4,210)
  gain

Extraordinary gain, net of tax                  8,838             --             --             --         8,838
                                            ---------      ---------      ---------      ---------     ---------
Net income (loss) before dividends and
  accretion on preferred stock                  4,628           (995)           491            504         4,628
Dividends and accretion on
preferred  stock                                2,435             --             --             --         2,435
                                            ---------      ---------      ---------      ---------     ---------

Net income (loss) applicable to common
  shareholders                              $   2,193      $    (995)     $     491      $     504     $   2,193
                                            =========      =========      =========      =========     =========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                             NINE MONTHS ENDED SEPTEMBER 29, 2001
                                              --------------------------------------------------------------------
                                                            GUARANTOR    NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                              --------    ------------   -------------  ------------  ------------
                                                                       (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF OPERATIONS
Net sales                                     $ 74,208      $    (17)     $ 17,588      $     --        $ 91,779
Cost of goods sold                              46,735           253         7,811            --          54,799
                                              --------      --------      --------      --------        --------

  Gross profit                                  27,473          (270)        9,777            --          36,980

Operating expenses                              30,563            30         7,334            --          37,927

Restructuring charge                               732            --            --            --             732
                                              --------      --------      --------      --------        --------

  (Loss) income from operations                 (3,822)         (300)        2,443            --          (1,679)
Interest expense                                (7,143)           --          (318)           --          (7,461)
Other income (expense), net                      1,071            --        (1,141)           --             (70)
Equity in income (losses) earnings of
  consolidated subsidiaries                        174            --            --          (321)           (147)
                                              --------      --------      --------      --------        --------

  (Loss) income before income tax expense
    and dividends and accretion and
    preferred stock                             (9,720)         (300)          984          (321)       (9,357)

Income tax expense                                 (23)           (2)         (361)           --          (386)
                                              --------      --------      --------      --------      --------

Net (loss) income before dividends and
  accretion on preferred stock                  (9,743)         (302)          623          (321)       (9,743)
Dividends and accretion on preferred
  Stock                                          2,678            --            --            --         2,678
                                              --------      --------      --------      --------      --------

  Net (loss) income applicable to
    common shareholders                       $(12,421)     $   (302)     $    623      $   (321)     $(12,421)
                                              ========      ========      ========      ========      ========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   -----------------------------------------------------------------
                                                                GUARANTOR    NON-GUARANTOR
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
                                                   ========      ========      ========      ========      ========

                SUPPLEMENTAL CONSOLIDATING FINANCIAL INFORMATION

                                                                 NINE MONTHS ENDED SEPTEMBER 29, 2001
                                                  ------------------------------------------------------------------
                                                                              NON-
                                                               GUARANTOR    GUARANTOR
                                                  COMPANY    SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  --------   ------------  ------------  ------------   ------------
                                                                          (IN THOUSANDS)
CONSOLIDATING STATEMENTS OF CASH FLOWS
Cash flows from operating activities              $  7,733      $    694      $  4,379      $     --      $ 12,806
Cash flows from Investing activities:
  Purchase of property, plant and equipment         (3,719)           --        (1,230)           --        (4,949)
  Advance to affiliates                                 69            --          (349)          280            --
  Other investing activities                           (20)           --            --            --           (20)
                                                  --------      --------      --------      --------      --------
  Net cash (used in) provided by investing
    activities                                      (3,670)           --        (1,579)          280        (4,969)
                                                  --------      --------      --------      --------      --------
Cash flows from financing activities:
  Net borrowings under revolving note payable       (7,426)           --           392            --        (7,034)
  Payments on long-term obligations and
    Deferred compensation                             (982)           --           (40)           --        (1,022)
  Due to (from) affiliates                           4,409          (694)       (3,435)         (280)           --
                                                  --------      --------      --------      --------      --------
    Net cash provided by (used in)
      financing activities                          (3,999)         (694)       (3,083)         (280)       (8,056)
                                                  --------      --------      --------      --------      --------
    Net (decrease) increase in cash                     64            --          (283)           --          (219)
Cash and cash equivalents, beginning
  of period                                             --            --           578            --           578
                                                  --------      --------      --------      --------      --------
Cash and cash equivalents, end of period          $     64      $     --      $    295      $     --      $    359
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

     Certain segments of the retail industry, particulary mass merchandisers, variety stores, drugstores and supermarkets, are experiencing significant consolidation and in recent years many major retailers have experienced financial difficulties. These industry wide developments have had and may continue to have an impact on the Company's results of operations. In addition, many major retailers have sought to reduce inventory levels in order to reduce their operating costs which has had a negative effect on the Company's results of operations.

     Net Sales. The Company offers optical products, costume jewelry, small synthetic leather goods and other accessories, generally at retail price points of $30 or less. Until the sale of its Fantasma division in April 2001, the Company also sold watches and clocks. Net sales of the Company's optical products accounted for approximately 69.6% and 62.2% of the Company's net sales for the nine months ended September 29, 2001 and September 30, 2000 respectively. Net sales of the Company's costume jewelry accounted for approximately 30.3% and 32.7% of the Company's net sales for the nine months ended September 29, 2001 and September 30, 2000, respectively, and the balance represented sales of synthetic leather goods, watches, clocks and other accessories.

     Cost of Goods Sold. The Company outsources manufacturing for all of its products, approximately 83.5% of which is sourced to manufacturers in Asia through its joint venture in Hong Kong, with the remainder outsourced to independent domestic manufacturers. Accordingly, the principal element comprising the Company's cost of goods sold is the price of manufactured goods purchased through the Company's joint venture or from independent manufacturers. The Company believes outsourcing manufacturing allows it to reliably deliver competitively priced products to the retail market while retaining considerable flexibility in its cost structure.

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

     The Company incurs direct and incremental costs in connection with the acquisition of certain new customers and new store locations from existing customers under multi-year agreements. The Company may also receive the previous vendor's merchandise from the customer in connection with these agreements. In these situations, the Company values this inventory at its fair market value, representing the lower of cost or net realizable value, and records that value as inventory. The Company sells this inventory through various liquidation channels. Except as provided below, the excess costs over the fair market value of the inventory received is charged to selling expense when incurred. The Company expensed customer acquisition costs of approximately $48,000 and $269,000, respectively for the three and nine months ended September 30, 2000 and $44,000 for the nine months ended September 29, 2001. There were no customer acquisition costs expensed for the three months ended September 29, 2001.

     The excess costs over the fair market value of the inventory received is capitalized as deferred costs and amortized over the agreement period if the Company enters into a minimum purchase agreement with the customer from which the estimated gross profits from future minimum sales during the term of the agreement are sufficient to recover the amount of the deferred costs. During the three and nine months ended September 30, 2000, the Company capitalized approximately $220,000 and $449,000 of these costs, respectively. The Company capitalized costs of approximately $3,000 and $90,000 during the three and nine months ended September 29, 2001, respectively. Amortization expense related to the costs as well as previously capitalized costs was approximately $91,000 and $268,000, for the three and nine months ended September 29, 2001, respectively and $382,000 and $1.0 million, for the three and nine months ended September 30, 2000, respectively.

     During the six months ended July 1, 2000, the Company recognized a $2.5 million restructuring charge related to the accrual of severance payments due to three executives, which is being paid over a two-year period. In May 2001, the Company recorded an additional restructuring charge of $0.3 million related to the accrual of severance payments to one senior executive, which will be paid over a twelve-month period. In addition, the Company adopted a plan in July 2001 to realign its organization and reduce operating costs that resulted in a work force reduction. As a result, the Company recognized a third quarter restructuring charge of approximately $0.4 million related to severance payments due to 27 employees. As of September 29, 2001 all of these employees were terminated and severance payments of $0.1 million were paid. The remaining severance will be paid through July 2002.

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

     Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA). Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (GAAP), the Company believes that EBITDA is accepted as a generally recognized measure of performance in the distribution industry and provides an indicator of the earnings available to meet the Company's debt service obligations. EBITDA should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. EBITDA, before the restructuring charge of $0.4 million and $0.7 million, was ($1.4) million and $6.7 million for the three and nine months ended September 29, 2001, respectively, as compared to EBITDA, before the restructuring charge of $2.5 million and the extraordinary gain of $8.8 million, of approximately $3.2 million and $15.9 million for the three and nine months ended September 30, 2000, respectively. The year-to-date decrease, before the restructuring charge and extraordinary gain, of $9.2 million or 58% is principally due to the decrease in operating income. EBITDA, after the restructuring charge was ($1.7) million and $6.0 million for the three and nine months ended September 29, 2001, respectively.

EBITDA, after the restructuring charge and extraordinary gain, was $7.6 million and $22.2 million for the three and nine months ended September 30, 2000, respectively.

     Net loss before dividends and accretion on preferred stock, before the restructuring charge was $5.9 million and $9.0 million for the three and nine months ended September 29, 2001, respectively, as compared to the net loss before dividends and accretion on preferred stock before the restructuring charge and extraordinary gain, of $2.9 million and $1.7 million for the three and nine months ended September 30, 2000, respectively. Net loss before dividends and accretion on preferred stock, after the restructuring charge, was $6.3 million and $9.7 million for the three and nine months ended September 29, 2001, respectively, as compared to net income before dividends and accretion on preferred stock, after the restructuring charge and extraordinary gain, of $1.5 million and $4.6 million for the three and nine months ended September 30, 2000, respectively.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in the Company's Consolidated Condensed Statements of Operations:

                                                                   THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             -------------------------------     -------------------------------
                                                             SEPTEMBER 30,     SEPTEMBER 29,     SEPTEMBER 30,     SEPTEMBER 29,
                                                                2000              2001              2000              2001
                                                             -------------     -------------     -------------     -------------
Net sales                                                       100.0%            100.0%            100.0%            100.0%
Cost of goods sold                                               60.4              66.2              57.0              59.7
                                                                -----             -----             -----             -----
Gross profit                                                     39.6              33.8              43.0              40.3
Operating expenses, excluding restructuring charge               39.3              48.6              37.7              41.3
Restructuring charge                                             --                 1.7               2.0               0.8
                                                                -----             -----             -----             -----
Income (loss) from operations                                     0.3             (16.5)              3.3              (1.8)
Interest expense                                                 (8.5)            (10.3)             (6.8)             (8.1)
Other income (expense), net                                       0.1              (0.5)              0.2              (0.3)
                                                                -----             -----             -----             -----
Loss before taxes and dividends and accretion
  on preferred stock                                             (8.1)            (27.3)             (3.3)            (10.2)
Income tax (expense) benefit                                     (0.1)              0.3              (0.1)             (0.4)
                                                                -----             -----             -----             -----
Net loss before extraordinary items,
  dividends and accretion on preferred stock                     (8.2)            (27.0)             (3.4)            (10.6)
Extraordinary gain, net                                          12.3              --                 7.1              --
                                                                -----             -----             -----             -----
Net income (loss) before dividends and accretion on
  preferred stock                                                 4.1             (27.0)              3.7             (10.6)
Dividend and accretion on preferred stock                         2.3               4.0               2.0               2.9
                                                                -----             -----             -----             -----
Net income (loss) applicable to common shareholders               1.8%            (31.0)%             1.7%            (13.5)%
                                                                =====             =====             =====             =====

THREE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Consolidated net sales were $23.4 million for the three months ended September 29, 2001 as compared to $35.8 million for the three months ended September 30, 2000, a decrease of $12.4 million. Sales decreased across all segments and is primarily due to the absence of sales from watches, clocks and certain other accessory lines which the Company discontinued during the first half of 2001 and the Company's efforts to restructure its customer base to eliminate less profitable relationships. The decline is also attributable to several customer bankruptcies and a general softness in sunglasses and jewelry retail sales in all segments as a result of current economic conditions, as well as planned reductions in jewelry principally related to a change in the terms of service with a significant customer in the Mass Merchandiser channel.

     Gross Profit. Gross profit was $7.9 million for the three months ended September 29, 2001 as compared to $14.2 million for the three months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 33.8% for the three months ended September 29, 2001 from 39.6% for the three months ended September 30, 2000. The percentage decrease is primarily due to a shift in mix of sales to lower margin distribution channels.

     Operating Expenses. Operating expenses were $11.4 million, before the restructuring of $0.4 million, for the three months ended September 29, 2001 as compared to $14.0 million for the three months ended September 30, 2000, a decrease of 18.9% or $2.6 million. Decreases occurred throughout the Company driven primarily by the restructuring of the field service organization and staffing reductions which reflects management's continued attention to expense control. Operating expenses, after the restructuring charge of $0.4 million, were $11.8 million for the three months ended September 29, 2001. The restructuring charge is a result of the steps the Company took in July 2001 to realign its organization and reduce operating costs.

     Interest Expense. Interest expense was $2.4 million for the three months ended September 29, 2001 as compared to $3.0 million for the three months ended September 30, 2000, a decrease of 20.9% or $0.6 million. The decrease is primarily attributable to interest savings generated by the bond repurchase during fiscal 2000 and a lower average outstanding balance and interest rate on the revolving note payable versus the prior year.

     Income Tax. Income tax benefit was $76,000 for the three months ended September 29, 2001 as compared to income tax expense of $35,000 for the three months ended September 30, 2000, and relates to net taxes due on our foreign operations.

     Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock, before the restructuring charge of $0.4 million was $5.9 million, for the three months ended September 29, 2001 as compared to a net loss before dividends and accretion on preferred stock, before the extraordinary gain, of $2.9 million for the three months ended September 30, 2000, a decrease of $3.0 million in earnings. Net loss before dividends and accretion on preferred stock, after the restructuring charge was $6.3 million for the three months ended September 29, 2001 as compared to net income before dividends and accretion on preferred stock, after the extraordinary gain of $1.5 million for the three months ended September 30, 2000. The extraordinary gain of $4.4 million was recognized as a result of the early extinguishment of debt.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders, before the restructuring charge of $0.4 million was $6.8 million for the three months ended September 29, 2001, as compared to a net loss applicable to common shareholders, before the extraordinary gain of $3.8 million for the three months ended September 30, 2000, a decrease of $3.0 million in earnings.

NINE MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net Sales. Consolidated net sales were $91.8 million for the nine months ended September 29, 2001 as compared to $124.0 million for the nine months ended September 30, 2000, a decrease of $32.2 million or 26.0%. Sales decreased across all segments and is primarily due to the absence of sales from watches, clocks and certain other accessory lines which the Company discontinued during the first half of 2001 and the Company's efforts to restructure its customer base to eliminate less profitable relationships. The decline is also attributable to several customer bankruptcies and a decline in all segments in optical sales related to weather and in both sunglasses and jewelry retail sales as a result of current economic conditions. The decrease in the fiscal 2001 period as compared to the fiscal 2000 period also reflects the timing of initial customer shipments for the 2000 sunglass roll-out, which occurred during the first quarter of 2000 as compared to the orders being shipped in the fourth quarter of fiscal 2000 for the 2001 sunglass season.

     Gross Profit. Gross profit was $37.0 million for the nine months ended September 29, 2001 as compared to $53.3 million for the nine months ended September 30, 2000. Gross profit as a percentage of net sales decreased to 40.3% for the nine months ended September 29, 2001 from 43.0% for the nine months ended September 30, 2000. The $16.3 million or 30.6% decrease is primarily due to the sales decline and the shift in the sales mix from higher margin segments to lower margin segments.

     Operating Expenses. Operating expenses were $37.9 million, before the restructuring charge of $0.7 million for the nine months ended September 29, 2001 as compared to operating expenses of $46.7 million, before the restructuring charge of $2.5 million for the nine months ended September 30, 2000, a decrease of $8.8 million or 18.8%. The decrease is primarily attributable to the restructuring of the field service organization and staffing reductions. These decreases reflect management's continued attention to expense control. Operating expenses, after the restructuring charge were $38.7 million for the nine months ended September 29, 2001, as compared to operating expenses, after the restructuring charge of $49.2 million for the nine months ended September 30, 2000.

     Interest Expense. Interest expense was $7.5 million for the nine months ended September 29, 2001 as compared to $8.4 million for the nine months ended September 30, 2000, a decrease of $0.9 million or 11.4%. The decrease is primarily attributable to interest savings generated by the bond repurchase during fiscal 2000 and a lower average outstanding balance and interest rate on the revolving note payable versus the prior year.

     Income Tax. Income tax expense was $0.4 million for the nine months ended September 29, 2001 as compared to $78,000 for the nine months ended September 30, 2000, and relates to taxes due on our foreign operations.

     Net Loss. As a result of the factors discussed above, net loss before dividends and accretion on preferred stock, before the restructuring charge of $0.7 million, was $9.0 million, for the nine months ended September 29, 2001, as compared to net loss before dividends and accretion on preferred stock, excluding the extraordinary gain of $8.8 million and the restructuring charge of $2.5 million of $1.7 million for the nine months ended September 30, 2000, an increase of $7.3 million. This increase is attributable to a $7.3 million decrease in earnings. Net loss before dividends and accretion on preferred stock, after the restructuring charge, was $9.7 million for the nine months ended September 29, 2001, as compared to net income before dividends and accretion on preferred stock, after the extraordinary gain and the restructuring charge, of $4.6 million for the nine months ended September 30, 2000.

     Net Loss Applicable to Common Shareholders. Net loss applicable to common shareholders, before the restructuring charge of $0.7 million, was $11.7 million for the nine months ended September 29, 2001, as compared to a net loss applicable to common shareholders before the extraordinary gain and the restructuring charge, of $4.1 million for the nine months ended September 30, 2000, an increase of $7.6 million. The increase is attributable to the $7.6 million decrease in earnings. Net loss applicable to common shareholders, after the restructuring charge was $12.4 million for the nine months ended September 29, 2001, as compared to net income applicable to common shareholders, after the extraordinary gain and the restructuring charge, of $2.2 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     At September 29, 2001, the Company had cash and cash equivalents of $0.4 million and negative working capital of $7.1 million as compared to $0.6 million of cash and cash equivalents and working capital of $0.6 million, respectively, at December 30, 2000. The decrease in cash and cash equivalents is due to the timing of cash receipts at month end. The decline in working capital was driven by a continued focus on reduction in receivables and inventory offset by the pay down of trade payables, accrued expenses and the revolving note payable.

     The Company generated $12.8 million of cash in operations during the nine months ended September 29, 2001 compared to a use of $8.4 million during the nine months ended September 30, 2000. The increase in cash generated is principally due to continued collection efforts of accounts receivable and inventory management during the nine months ended September 29, 2001, partially offset by the pay down of trade payables and accrued expenses.

     The Company used $5.0 million in investing activities during the nine months ended September 29, 2001 compared to a use of $6.8 million during the nine months ended September 30, 2000. These investments were primarily related to the purchase of display fixtures used in the merchandising of both optical and jewelry products and represent normal purchases. The decrease in the current year is due to the decline in the sales volume.

     The Company used $8.1 million from financing activities during the nine months ended September 29, 2001 compared to generating $14.9 million during the nine months ended September 30, 2000. The decrease in cash from financing activities is primarily due to an increase in cash provided by operating activities, which was utilized to pay down the revolving note payable.

     The Company has 43,700 shares of Series A Preferred Stock that has a redemption value at September 29, 2001 of $37.8 million. Shares of Series A Preferred Stock are convertible into Common Stock at a rate of 10 for 1, adjustable for certain dilutive events.

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

     During 2000, the Company has repurchased $23.15 million face value of the Notes for a purchase price of $7.09 million. The purchase price was financed utilizing a term loan under its existing Senior Credit Facility. The term loan is secured by a mortgage on its Smithfield, RI facility and the agreements of certain preferred shareholders to purchase participations in the term loans. (In September 2001, certain preferred shareholders agreed to subordinate their first mortgage interest to the Company's senior lenders in connection with an amendment to the Senior Credit Facility that increased the Company's borrowing base. See Note 3- Senior Credit Facility.) The term loan is being amortized over 60 months commencing April 1, 2001, with the principal balance due at the expiration of the Senior Credit Facility on July 31, 2003. As a result of this transaction, the Company recognized an $8.8 million extraordinary gain, net of $6.3 million in taxes, and wrote off $0.9 million of unamortized issuance costs related to the Notes that were repurchased. These purchases resulted from inquiries from holders of the Notes. The Company does not solicit offers to tender Notes for repurchase, but may, from time to time, consider requests to repurchase Notes, subject to the availability of appropriate financing.

     In conjunction with the commitment to purchase participations in the term loan, the Company issued 70,870 shares of Series B Preferred Stock. The holders of Series B Preferred Stock are entitled to receive, prior and in preference to any distribution with respect to any other capital stock of the Company, an amount per share equal to $6.67 multiplied by the number of six month periods and fractions thereof in the period during which the participation commitment is outstanding. The Company is amortizing the value related to each six-month participation commitment to interest expense. As the participation commitment is extended for additional six-month periods, the Company is recording additional value to the Series B Preferred Stock and amortizing the related costs over the additional period of the participation commitment as required. During the nine month ended September 29, 2001, the Company recorded additional value to the Series B Preferred Stock of $473,000.

     The Company has substantial indebtedness and significant debt service obligations. As of September 29, 2001, the Company had total indebtedness, including borrowings under the Senior Credit Facility, in the aggregate principal amount of $78.4 million. The Company had current liabilities of approximately $51.5 million. In addition, the Company has significant annual obligations that include interest on the Notes of approximately $5.6 million, minimum royalty obligations over the next two years of approximately $1.8 million and minimum payments under its operating leases of approximately $0.2 million. The Indenture permits the Company to incur additional indebtedness, including secured indebtedness, subject to certain limitations.

     Effective September 21, 2001, by execution of an amendment to its Senior Credit Facility, the borrowing base for the revolving credit facility was increased through December 31, 2001, by $3.8 million, additional security was pledged to the lenders, and two holders the Company's Series B Preferred Stock agreed to subordinate to the lenders such holders' first mortgage interest in the Company's headquarters building in North Smithfield, Rhode Island. The Company has agreed to pay to each Series B Preferred Stockholder who subordinates its interest in the first mortgage the sum of $25 for each $100 of value subordinated for each six month period that the increase in the borrowing base is outstanding, pro rated for such lesser period. The Company expects that the payment due the holders will be approximately $500,000 which the Company will amortize on a monthly basis to interest expense.

     The Company has up to $0.2 million available for borrowings under the Senior Credit Facility as of September 29, 2001. Interest rates on the revolving loans under the Senior Credit Facility are based, at the Company's option, on the Base Rate (as defined) or LIBOR plus an applicable margin. The Senior Credit Facility contains certain restrictions and limitations, including financial covenants that require the Company to maintain and achieve certain levels of financial performance and limit the payment of cash dividends and similar restricted payments. As of September 29, 2001, the Company is not in compliance with the financial covenants. As of November 13, 2001, the Company received a written waiver for such noncompliance from the Bank. The Company is currently negotiating its financial covenants going forward so that they reflect performance levels that the Company believes it can attain.

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

     Foreign Currency Risk. The Company's results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of currencies in foreign markets primarily related to changes in the British Pound, the Canadian Dollar, the Mexican Peso, the Euro Dollar and the Hong Kong Dollar. During the nine months ended September 29, 2001, the net impact of foreign currency changes was not material to the Company's financial condition or results of operations. The Company manages its exposure to foreign currency exchange risk by trying to minimize the Company's net investment in its foreign subsidiaries. The Company generally does not enter into derivative financial instruments to manage foreign currency exposure.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1.8 Eighth Amendment to the Second Amendment and Restated Financing and Security Agreement dated September 21, 2001.

     (b)  Report on Form 8-K

     The registrant filed no reports on form 8-K during the quarter ended September 29, 2001.

                     AAI. FOSTERGRANT, INC. AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        AAI.FOSTERGRANT, INC. (Registrant)

Dated: November 13, 2001                /s/ Michael F. Cronin
                                        ----------------------------------------
                                        Michael F. Cronin
                                        Chairman of the Board


Dated: November 13, 2001                /s/ John R. Ranelli
                                        ----------------------------------------
                                        John R. Ranelli
                                        Director, President, and Chief
                                        Executive Officer
                                        (Principal Executive Officer)


Dated: November 13, 2001                /s/ Brian J. Lagarto
                                        ----------------------------------------
                                        Brian J. Lagarto
                                        Chief Financial Officer
                                        (Principal Financial Officer)